Form 10-Q
period 2002-09-30
SEA CONTAINERS LTD /NY/
filed 2002-11-13
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-7560

SEA CONTAINERS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organizaton)	98-0038412 (IRS Employer Identification No.)
41 Cedar Avenue, P.O. Box HM 1179, Hamilton HMEX, Bermuda (Address of principal executive offices)	(zip code)
441-295-2244 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (under Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of October 31, 2002, 19,495,843 Class A common shares and 14,422,014 Class B common shares of Sea Containers Ltd. were outstanding, including 12,900,000 Class B shares owned by a subsidiary.

PART I

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2002 (unaudited)	December 31, 2001
	(Dollars in thousands)
Assets
Cash	$173,482	$216,936
Accounts receivable, net of allowances of $9,104 and $8,037	248,918	206,019
Asset sale receivables	31,655	27,455
Advances on asset purchase contracts	5,259	9,453
Containers at cost, less accumulated depreciation of $517,569 and $504,394	560,120	599,639
Ships at cost, less accumulated depreciation of $158,333 and $137,108	1,082,909	351,015
Assets under capital leases	26,503	25,078
Real estate and other fixed assets at cost, less accumulated depreciation of $201,311 and $172,224	882,487	743,689
Inventories	65,820	54,277
Investments	149,280	273,681
Other assets	176,284	145,204

	$3,402,717	$2,652,446

Liabilities and Shareholders' Equity
Working capital facilities	$27,189	$26,119
Accounts payable and accrued liabilities	369,271	278,278
Manufacturer accounts payable, notes payable, bank loans and other purchase obligations in respect of containers	394,897	463,797
Mortgage loans in respect of ships	581,924	207,743
Obligations under capital leases	25,700	26,685
Bank loans in respect of real estate and other fixed assets	685,650	433,575
Senior notes	422,736	423,294
Senior subordinated debentures	98,433	118,709
Deferred revenue and taxes	34,217	27,570
Minority interests	184,122	153,771

	2,824,139	2,159,541

Redeemable preferred shares:
Preferred shares $.01 par value (15,000,000 shares authorized):
Issued and outstanding:
150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000

Shareholders' equity:
Class A common shares $.01 par value (60,000,000 shares authorized): Issued—19,473,443 shares (2001—16,936,879)	195	169
Class B common shares $.01 par value (60,000,000 shares authorized): Issued—14,444,414 shares (2001—14,496,514)	144	145
Paid-in capital	389,675	351,637
Retained earnings	747,335	723,762
Accumulated other comprehensive loss	(182,510)	(206,547)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	563,578	477,905

Commitments and contingencies	—	—

	$3,402,717	$2,652,446

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Three months ended September 30,
	2002	2001
	(Dollars in thousands, except per share amounts)
Revenue	$541,671	$344,299
Other revenue	5,595	12,035

	547,266	356,334

Expenses:
Depreciation and amortization	33,345	27,855
Operating	376,980	233,967
Selling, general and administrative	74,228	49,226

Total expenses	484,553	311,048

Earnings from operations before net finance costs	62,713	45,286
Interest expense (net of capitalized interest)	(34,692)	(30,414)
Interest and related income	2,825	689

Net finance costs	(31,867)	(29,725)

Earnings before minority interests, income taxes and extraordinary item	30,846	15,561
Minority interests	(3,827)	(2,775)

Earnings before income taxes and extraordinary item	27,019	12,786
Provision for income taxes	8,863	8,100

Earnings before extraordinary item	18,156	4,686
Extraordinary item:
Gain on retirement of debt	—	2,141

Net earnings	18,156	6,827
Preferred share dividends	272	272

Net earnings on class A and class B common shares	$17,884	$6,555

Earnings per class A and class B common share:
Basic:
Earnings before extraordinary item	$0.85	$0.24
Extraordinary item	—	0.11

Net earnings	$0.85	$0.35

Diluted:
Earnings before extraordinary item	$0.84	$0.24
Extraordinary item	—	0.11

Net earnings	$0.84	$0.35

Dividends per class A common share	$0.075	$0.075

Dividends per class B common share	$0.068	$0.068

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Nine months ended September 30,
	2002	2001
	(Dollars in thousands, except per share amounts)
Revenue	$1,209,260	$930,489
Other revenue	19,884	43,495

	1,229,144	973,984

Expenses:
Depreciation and amortization	87,818	84,437
Operating	829,758	641,739
Selling, general and administrative	178,104	129,592

Total expenses	1,095,680	855,768

Earnings from operations before net finance costs	133,464	118,216
Interest expense (net of capitalized interest)	(96,477)	(96,242)
Interest and related income	8,266	5,197

Net finance costs	(88,211)	(91,045)

Earnings before minority interests, income taxes and extraordinary item	45,253	27,171
Minority interests	(10,958)	(9,919)

Earnings before income taxes and extraordinary item	34,295	17,252
Provision for income taxes	5,580	4,965

Earnings before extraordinary item	28,715	12,287
Extraordinary item:
Gain on retirement of debt	—	2,141

Net earnings	28,715	14,428
Preferred share dividends	816	816

Net earnings on class A and class B common shares	$27,899	$13,612

Earnings per class A and class B common share:
Basic:
Earnings before extraordinary item	$1.40	$0.62
Extraordinary item	—	0.11

Net earnings	$1.40	$0.73

Diluted:
Earnings before extraordinary item	$1.40	$0.62
Extraordinary item	—	0.11

Net earnings	$1.40	$0.73

Dividends per class A common share	$0.225	$0.225

Dividends per class B common share	$0.204	$0.204

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

	Nine months ended September 30,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings on class A and class B common shares	$27,899	$13,612

Adjustments to reconcile net earnings to net cash provided by operating activities:
Preferred share dividends	816	816
Depreciation and amortization	87,818	84,437
Undistributed earnings of affiliates and non-cash items	(7,112)	(18,402)
Gains from sale of assets	(3,906)	(22,929)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Decrease in accounts receivable	17,722	4,914
Increase in inventories	(1,520)	(145)
Decrease in accounts payable	(5,321)	(7,834)

Total adjustments	88,497	40,857

Net cash provided by operating activities	116,396	54,469

Cash flows from investing activities:
Capital expenditures	(109,386)	(65,725)
Acquisitions and investments, net of cash acquired	(91,388)	(39,553)
Proceeds from sale of fixed assets and other	6,011	71,546

Net cash used in investing activities	(194,763)	(33,732)

Cash flows from financing activities:
Issuance of common shares	109	38
Issuance of long-term debt	200,886	118,316
Sale of OEH shares by SCL	25,014	1,518
Principal payments under long-term debt	(114,007)	(121,406)
Purchase and retirement of notes and debentures	(9,700)	(8,359)
Payment of preferred share dividends	(816)	(816)
Payment of common share dividends	(4,326)	(4,134)
Purchase and retirement of OEH shares	—	(497)

	97,160	(15,340)
Working capital facilities and redrawable loans (repaid)/drawn	(68,715)	6,756

Net cash provided by/(used in) financing activities	28,445	(8,584)

Total cash flows	(49,922)	12,153
Effect of exchange rate changes on cash and cash equivalents	6,468	(1,536)

Net (decrease)/increase in cash and cash equivalents	(43,454)	10,617
Cash and cash equivalents at beginning of period	216,936	127,833

Cash and cash equivalents at end of period	$173,482	$138,450

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statement of Consolidated Shareholders' Equity

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Held by Subsidiary	Total Comprehensive Income/(Loss)
	(Dollars in thousands)
Balance, January 1, 2002	$169	$145	$351,637	$723,762	$(206,547)	$(391,261)
Issuance of class A common shares under employee stock option plan	—	—	48	—	—	—
Issuance of class A common shares under dividend reinvestment plan	—	—	61	—	—	—
Issuance of class A common shares to acquire a subsidiary	25	—	37,929	—	—	—
Conversion of class A and B common shares	1	(1)	—	—	—	—
Dividends on common shares	—	—	—	(4,326)	—	—
Comprehensive income:
Net earnings on common shares for the period	—	—	—	27,899	—	—	$27,899
Other comprehensive income/(loss)	—	—	—	—	24,037	—	24,037

							$51,936

Balance, September 30, 2002	$195	$144	$389,675	$747,335	$(182,510)	$(391,261)

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Basis of financial statement presentation

(a)  Accounting policies

        For a description of significant accounting policies, see the Notes to the consolidated financial statements in the 2001 Form 10-K annual report.

        Certain reclassifications have been made to the 2001 financial statements to conform to the classifications in the 2002 financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2002 and 2001, which are all of a normal recurring nature, have been reflected in the information provided.

        For purposes of these Notes, the "Company" refers to Sea Containers Ltd. and "SCL" refers to Sea Containers Ltd. and its subsidiaries. "OEH" refers to Orient-Express Hotels Ltd., a majority-owned subsidiary of the Company engaged in the hotel and leisure business. "GE SeaCo" refers to GE SeaCo SRL, an unconsolidated container leasing joint venture company between the Company and General Electric Capital Corporation. "GNER" refers to Great North Eastern Railway Ltd., a wholly-owned subsidiary of the Company and operator of SCL's passenger rail franchise in Great Britain. "Silja" refers to Silja Oyj Abp, a majority-owned ferry operating subsidiary based in Finland.

(b)  Earnings per share

        The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Nine months ended September 30,
	2002	2001
Basic	19,922	18,529
Effect of dilution	503	480

Diluted	20,425	19,009

	Three months ended September 30,
	2002	2001
Basic	21,014	18,530
Effect of dilution	496	479

Diluted	21,510	19,009

        The anti-dilutive effect of stock options on 116,549 and 63,212 shares, respectively, for the nine months ended September 30, 2002 and 2001 and on 116,532 and 85,078 shares, respectively, for the three months ended September 30, 2002 and 2001 have been excluded from the computation of diluted earnings per share.

(c)  Revenues

        For the nine months ended September 30, 2002, other revenue comprises gains on asset sales and earnings/(losses) from unconsolidated companies of $19,884,000 (of which $6,523,000 related to a gain on the sale of OEH shares by SCL) and $43,495,000 in the nine months ended September 30, 2001 (of which $20,200,000 related to the sale of the ports of Heysham and Newhaven and $551,000 to a gain on the sale of OEH shares by SCL). For the three months ended September 30, 2002, other revenue comprises gains on asset sales and earnings/(losses) from unconsolidated companies of $5,595,000 (of which $205,000 related to a gain on the sale of OEH shares by SCL) and $12,035,000 in the three months ended September 30, 2001 (of which $551,000 related to a gain on the sale of OEH shares by SCL).

(d)  Derivative financial instruments

        As reported in Note 1(s) to the consolidated financial statements in the Form 10-K annual report of the Company for the year ended December 31, 2001, the Company adopted effective January 1, 2001 the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. The initial adoption of SFAS No. 133 resulted in an unrealized loss of $7,526,000 in accumulated other comprehensive income/(loss) as of January 1, 2001. For the nine months ended September 30, 2002 and 2001, the change in the fair market value of derivative instruments resulted in a credit of $7,765,000 and a charge of $(2,994,000) to other comprehensive income/(loss), respectively.

        The components of other comprehensive income/(loss) are as follows (dollars in thousands):

	Nine months ended September 30,
	2002	2001
Net earnings on class A and class B common shares	$27,899	$13,612
Foreign currency translation adjustments	16,272	(11,587)
Cumulative effect of change in accounting principle (SFAS 133)	—	(7,526)
Changes in fair value of derivatives	7,765	(2,994)

Comprehensive income/(loss)	$51,936	$(8,495)

(e)  Intangible assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the initial step of a transitional impairment test, which has indicated no impairment, and is to complete the final step of the transitional impairment test by the end of the fiscal year. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

        Components of intangible assets are as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
Goodwill	$33,900	$33,679
Other intangibles with indefinite lives	121,010	95,242

Total net intangibles	$154,910	$128,921

        Other intangibles consist primarily of trademarks associated with acquired businesses.

        The following proforma information reconciles the net earnings and earnings per share reported for the nine months and the three months ended September 30, 2001 to adjusted net earnings and earnings per share which reflect the adoption of SFAS No. 142 (dollars in thousands, except per share amounts):

Nine months ended September 30, 2001
Reported earnings on common shares	$13,612
Add: Amortization of goodwill and other intangible assets, net of tax	2,334

Adjusted earnings on common shares	$15,946

Reported basic and diluted earnings per share	$0.73
Add: Amortization of goodwill and other intangible assets, net of tax, per basic and diluted share	0.13

Adjusted basic and diluted earnings per share	$0.86

Three months ended September 30, 2001
Reported earnings on common shares	$6,555
Add: Amortization of goodwill and other intangible assets, net of tax	778

Adjusted earnings on common shares	$7,333

Reported basic and diluted earnings per share	$0.35
Add: Amortization of goodwill and other intangible assets, net of tax, per basic and diluted share	0.05

Adjusted basic and diluted earnings per share	$0.40

2.    Acquisitions and investments

        As reported in Note 2(b) to the financial statements in the Company's 2001 Form 10-K report, during the second quarter of 1999, SCL purchased a 50 percent interest in Silja which was listed on the Helsinki Exchanges. The shareholders from whom SCL acquired this investment had options under the 1999 share purchase agreement to sell the balance of their shares in Silja to SCL exercisable in April 2002, representing an additional 25 percent of shares outstanding. These options were duly exercised and SCL purchased the shares at a total price of euro 40,299,000 ($37,954,000) paid in newly-issued class A common shares of the Company.

        On June 25, 2002, SCL launched a redemption offer for the remaining shares in Silja and for Silja's outstanding convertible subordinated bonds which had an aggregate par value of euro 55,368,000. The offer was euro 2.25 for each common share and 92.4 percent of the par value of the bonds. The offer expired on August 26, 2002 and SCL acquired additional Silja shares, bringing its total shareholding to 97.2%, and euro 13,222,900 of the Silja bonds for an aggregate price of euro 43,398,000 ($42,654,000) paid in cash and largely funded by bank loans. Any shares not tendered are being compulsorily acquired as permitted by Finnish law. During the third quarter, SCL recognized a gain on the redemption of Silja bonds of approximately $1,000,000 which is included in net finance costs.

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat' Saisons in Oxfordshire, England and a 50 percent interest in a group of four restaurants called Le Petit Blanc in England, all for approximately $40,000,000. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75 percent share interest in Maroma Resort and Spa near Cancun, Mexico. The purchase price was paid in cash, with $1,000,000 payable in March 2003 which has been recorded in accounts payable and accrued liabilities at September 30, 2002.

        These acquisitions have been accounted for as purchases in accordance with SFAS No. 141, "Business Combinations". The results of these operations have been included in the consolidated financial results of SCL from the dates of acquisition and, the assets and liabilities of the acquired companies have been recorded at their fair value at the date of acquisition based on information currently available. The fair value will be finalized by the end of the year. At the date SCL acquired over 90 percent of Silja shares, SCL recognized the acquisition of the remaining untendered shares as these are being compulsorily acquired and the consideration is fixed. SCL has recorded a liability for these untendered shares. The proforma impact on results, had these acquisitions occurred on January 1, 2002, is not material.

3.    Real estate and other fixed assets

        The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
Freehold and leased land and buildings	$768,355	$642,269
Machinery and equipment	182,713	170,843
Fixtures, fittings and office equipment	132,730	102,801

	1,083,798	915,913
Less: accumulated depreciation	201,311	172,224

	$882,487	$743,689

        SCL determined that the lives of certain of its vessels have been extended because of a rigorous maintenance program. As a result, in 2002, the estimated useful lives of certain vessels for depreciation purposes were extended from 20 to 30 years. The impact of this change in estimate resulted in an increase in net earnings of $4,974,000 for the nine months and $1,633,000 for the three months ended September 30, 2002, respectively.

4.    Long-term debt (excluding senior notes and senior subordinated debentures)

        Long-term debt consists of the following (dollars in thousands):

	September 30, 2002	December 31, 2001
Container bank loans and purchase notes payable over periods of 4 to 9 years, with a weighted average interest rate of 3.25 and 3.34 percent, respectively	$394,897	$463,797
Ship mortgage loans payable over periods of 4 to 10 years, with a weighted average weighted average interest rate of 4.76 and 4.16 percent, respectively	581,924	207,743
Loans from banks secured by real estate and other fixed assets payable over periods of 1 to 12 years, with a weighted average interest rate of 5.22 and 4.85 percent, respectively	685,650	433,575

	$1,662,471	$1,105,115

        Several credit agreements of SCL have restrictive covenants, certain of which were amended. At September 30, 2002, SCL was in compliance with its covenants.

        Included in long-term debt is a revolving credit facility with a group of banks secured by container equipment, a securitization facility with a nine-year term secured by other container equipment, a securitization facility with an eight-year term secured on the assets of SCL's Isle of Man Steam Packet subsidiary, and a revolving credit facility secured on Silja ship assets. At September 30, 2002, an aggregate of $740,202,000 (December 31, 2001—$459,592,000) was outstanding under these and related facilities.

        The following is a summary of the aggregate maturities of long-term debt at September 30, 2002 (dollars in thousands):

Year ending December 31,
2002	$53,510
2003	155,321
2004	348,326
2005	183,001
2006	258 253
2007 and thereafter	664,060

$1,662,471

        The interest rates on substantially all SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying value of SCL's long-term debt at September 30, 2002 and December 31, 2001 was a reasonable estimate of its fair value.

        In addition, syndicates of banks have provided GE SeaCo with $239,000,000 of credit facilities to fund new container purchases of which $83,500,000 each is guaranteed by the Company and General Electric Capital Corporation. Also, a bankruptcy-remote subsidiary of GE SeaCo formed to facilitate asset securitization has an unguaranteed $100,000,000 container securitization facility. At September 30, 2002, $309,000,000 (December 31, 2001—$279,000,000) was borrowed under these facilities. Also, SCL has guaranteed a $2,000,000 bank loan to Eastern & Oriental Express Ltd., in which OEH owns a minority shareholder interest, and SCL has guaranteed 50 percent of a $8,500,000 bank loan to Speedinvest Ltd., an unconsolidated company in which SCL owns a 50 percent interest.

        The maturities relating to the senior notes and senior subordinated debentures are disclosed in Note 8 to the 2001 Form 10-K annual report.

5.    Income taxes

        Income taxes provided by SCL relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for (benefit from) income taxes consists of the following (dollars in thousands):

	Nine months ended September 30, 2002
	Current	Deferred	Total
United States	$874	$386	$1,260
Other foreign	4,736	(416)	4,320

	$5,610	$(30)	$5,580

	Nine months ended September 30, 2001
	Current	Deferred	Total
United States	$1,526	$460	$1,986
Other foreign	3,565	(586)	2,979

	$5,091	$(126)	$4,965

        The Company is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax liabilities recognized in the consolidated balance sheets are comprised of the following (dollars in thousands):

	September 30, 2002	December 31, 2001
Gross deferred tax assets	$78,729	$77,509
Less: Valuation allowance	(55,125)	(54,719)

Deferred tax assets	23,604	22,790
Deferred tax liabilities	(29,511)	(27,423)

Net deferred tax liabilities	$(5,907)	$(4,633)

        The gross deferred tax assets relate primarily to operating loss carryforwards. The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

6.    Supplemental cash flow information
        (Dollars in thousands):

	Nine months ended September 30,
	2002	2001
Cash paid for:
Interest	$92,760	$100,930
Income taxes	$5,336	$5,284

        In conjunction with acquisition of Bora Bora Lagoon Resort in 2001 and the acquisitions in 2002 (see Note 2), liabilities were assumed as follows relating to non-cash investing and financing activities:

Fair value of assets acquired	$790,085	$22,352
Class A common shares issued and cash paid	(129,333)	(19,600)
Carrying value of existing investment	(137,061)	—

Liabilities assumed	$523,691	$2,752

7.    Commitments

        Outstanding contracts to purchase fixed assets were approximately $34,000,000 at September 30, 2002 (December 31, 2001—$35,000,000).

8.    Information concerning financial reporting for segments and operations in different geographical areas

        Financial information regarding SCL's business segments is as follows (dollars in thousands):

	Nine months ended September 30,
	2002	2001
Total revenue:
Passenger transport operations	$902,078	$662,195
Leisure operations	215,852	202,561
Container operations	90,256	100,668
Other	20,958	8,560

	$1,229,144	$973,984

Earnings/(losses) from operations before net finance costs:
Passenger transport operations	$83,328	$61,426
Leisure operations	39,027	44,955
Container operations	15,196	21,612
Other (including gains on sale of OEH shares)	7,068	(27)

	144,619	127,966
Corporate costs	(11,155)	(9,750)
Net finance costs	(88,211)	(91,045)
Minority interests	(10,958)	(9,919)

Earnings before income taxes and extraordinary item	$34,295	$17,252

        The identifiable assets of SCL's business segments are as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
Passenger transport operations	$1,546,690	$837,024
Leisure operations	967,213	836,251
Container operations	830,272	912,377
Other operations	58,542	66,794

	$3,402,717	$2,652,446

        Transactions between reportable segments are not material. The main factor SCL uses to identify its three main segments is similarity of the products and services provided.

9.    Shareholder's equity

        The Company, OEH and certain of their subsidiaries are parties to an Amended and Restated Share Owning Subsidiaries Restructuring Agreement dated June 6, 2001 and described in Items 1 and 13 of the Company's Form 10-K annual report for the year ended December 31, 2001 and filed as Exhibit 10(l) to that report (the "Agreement"). On July 22, 2002, a subsidiary of OEH exercised its purchase option under the Agreement to acquire from the Company 18,044,478 class B common shares of OEH at an aggregate price of $180,445. On the same date under the Agreement, an SCL subsidiary exercised its purchase option to acquire from four OEH subsidiaries 12,900,000 class B common shares of the Company at an aggregate price of $129,000. These shares remain outstanding and may be voted by each subsidiary although they are disregarded for purposes of calculating the parent company's consolidated earnings per share while the shares are owned by the subsidiary.

        As a result of these transactions, voting control of OEH passed from SCL to the OEH subsidiary, and OEH no longer owns any shares of the Company. Through the Company's ownership of other OEH class A and B common shares, OEH remains a majority-owned subsidiary of SCL. Voting control of the Company was not affected by the transactions because the four OEH subsidiaries had agreed in the Agreement to vote all of the class B common shares of the Company held by them as instructed by the SCL subsidiary.

10.  Contingencies

        As previously reported, GNER experienced severe disruption of its services following an accident in October 2000, for which Network Rail Ltd., successor-in-interest to Railtrack Plc, is required to pay compensation under the track access agreement. Because of disputes, both GNER and Network Rail withheld contractual payments due during 2001 and arbitration proceedings have been commenced to determine liability and the amounts due. Payments have been resumed from March 2002. Pursuant to separate arbitration awards under different parts of the track access agreement, Network Rail's liability to compensate GNER has been confirmed, and the arbitrations are continuing on the amounts due. To date, GNER has been awarded substantial partial compensation which GNER has received or previously withheld from Network Rail. Network Rail has appealed to the U.K. Rail Regulator one of the awards confirming its liability, and the Rail Regulator's decision is expected shortly.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

Three months ended September 30, 2002 compared with the three months ended September 30, 2001

Revenue

        The total revenue increase of $190,932,000 in the third quarter of 2002 included a decrease of $5,152,000 in the earnings from unconsolidated companies and a decrease of $346,000 relating to gains on the sale of OEH shares. Of the remaining increase of $196,430,000, $182,811,000 related to passenger transport operations, $14,829,000 to leisure operations and $2,436,000 to other operations, partly offset by decreased revenue of $3,646,000 from container operations.

        The increase in passenger transport revenue of $182,811,000 included $149,514,000 from Silja which was consolidated effective May 1, 2002 (see Note 2), leaving an increase of $33,297,000 on other operations which included adjustment for the favorable effect of the strengthening of the British pound against the U.S. dollar, amounting to $17,189,000, resulting in an increase of $16,108,000. This increase arose primarily from higher revenue relating to GNER of $10,500,000 (including compensation payments from Railtrack), SCL's cross-Channel ferry services of $5,500,000 and New York harbor ferry services of $1,400,000, partly offset by reduced revenue of $1,300,000 from other ferry operations. GNER improved in part because of fewer speed restrictions on the British rail network, imposed since October 2000, thus encouraging higher passenger volumes. In the northern Irish Sea, in particular, ferry revenue was adversely affected by no-frills airline competition and technical problems.

        The increase in leisure division revenue of $14,829,000 included revenue from Le Manoir aux Quat'Saisons of $3,866,000, La Residencia hotel of $3,195,000, Miraflores Park Plaza of $982,000 and Maroma Resort and Spa of $844,000, all of which were acquired effective in the first quarter of 2002, and increased revenue from the North American hotels of $2,354,000 (including Keswick Hall $1,194,000), the European hotels of $1,538,000 and Bora Bora Lagoon Resort of $309,000 and from tourist train and cruise operations of $1,587,000.

        The decrease in container revenue of $3,646,000 related to a reduction in leasing operations of $4,735,000 reflecting mainly lower equipment utilization and lease rates together with reduced cargoship revenues of $872,000, partly offset by increased revenue from SCL's depot and manufacturing facilities of $1,961,000. Improvement in GESeaCo-owned container leasing was offset by the performance of SCL's older containers leased to or managed by GESeaCo. There are signs, however, that recent lease rates are increasing.

        The increase in other revenue of $2,436,000 included revenue of $1,996,000 from the Corinth Canal, acquired in the third quarter of 2001.

Expenses

        Depreciation and Operating.    Depreciation and operating expenses increased in the aggregate by $148,503,000 (76% of revenue in both periods) with increases of $141,176,000 on passenger transport, $8,462,000 on leisure operations and $1,445,000 on other operations, partly offset by a decrease of $2,580,000 on container operations and the effects of a decrease in amortization due to the adoption of SFAS No. 142, as described in Note 1(e).

        The increase in passenger transport costs of $141,176,000 included $113,169,000 from Silja, leaving an increase on other operations of $28,007,000 which included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar amounting to $14,621,000, resulting in an increase of $13,386,000. This increase related to increased costs of $7,400,000 from SCL's cross-Channel services, $4,900,000 from GNER, $3,000,000 from the Irish Sea services and $1,100,000 from

New York harbor ferry services, partly offset by decreased costs from charters and other passenger transport services. The above costs included a reduction due to the effect of the extension of the estimated useful lives of certain of SCL's vessels during the third quarter of 2002 as described in Note 3.

        The increase in leisure division costs of $8,462,000 included an increase of $7,102,000 on hotel operations of which $4,358,000 related to the acquisitions in 2002 (Le Manoir aux Quat'Saisons $1,905,000, La Residencia $1,389,000, Miraflores Park Plaza $510,000 and Maroma Resort and Spa $554,000), together with increases on the existing hotels of $2,744,000 of which $1,870,000 related to the North American properties (mainly $911,000 to Keswick Hall and Inn at Perry Cabin, $480,000 to the Windsor Court Hotel and $375,000 to the '21' Club) and $1,195,000 to the European properties, partly offset by $249,000 on the Copacabana Palace Hotel. There was also an increase of $1,360,000 on tourist train and cruise operations.

        The decrease in container expenses of $2,580,000 related to reduced costs from leasing and cargoship operations of $3,212,000, partly offset by increased costs from SCL's depot and manufacturing facilities of $632,000.

        The increase in other expenses mainly related to costs of $1,092,000 from the Corinth Canal and port operations.

        Selling, General and Administrative.    These costs have increased in total by $25,002,000 (14% of revenue in both periods) of which $17,041,000 related to the Silja acquisition. The remaining increase of $7,961,000 was due to an increase in other passenger transport operations of $1,936,000 (an increase of $151,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar) including $2,415,000 from GNER, leisure operations of $4,407,000 (including $2,051,000 relating to the acquisitions made in 2002 and $991,000 to the European hotels), other operations of $1,268,000 (including $479,000 from the Corinth Canal) and container operations of $350,000.

        Net Finance Costs.    Net finance costs in 2002 increased by $2,142,000 of which $5,355,000 related to interest expense on Silja leaving a decrease of $3,213,000. This decrease comprised the effect of an increase in interest and related income of $2,136,000 (primarily the effect of increased foreign exchange gains in 2002 of $1,100,000 and a gain on the redemption of Silja's convertible bonds of $1,000,000) and a decrease in interest expense of $1,077,000 which related to reduced interest rates on floating-rate debt offset by increased interest expense on additional debt used to finance acquisitions.

Minority interests

        The minority interest in OEH increased in 2002 by $1,052,000 due to the increase in OEH's net earnings compared with 2001 and an increased share of earnings attributable to the minority shareholders.

Taxes on income

        The income tax charges in the third quarter of 2002 and 2001 mainly related to the seasonal results of passenger transport and leisure operations in jurisdictions which impose income tax. The Company is incorporated in Bermuda which does not impose an income tax.

Extraordinary item—gain on retirement of debt

        In 2001, the Company purchased in the open market $10,500,000 principal amount of its publicly traded senior notes and senior subordinated debentures for approximately $8,359,000, realizing a gain of $2,141,000 which is included in net earnings for the third quarter of 2001. Interest accruing to the date of purchase was also paid and is included in interest expense for that period.

Net earnings

        The 2002 third quarter net earnings on common shares of $17,884,000 compares with net earnings of $6,555,000 in 2001 (or earnings of $4,414,000 before extraordinary item giving an increase in earnings of $13,470,000). Earnings before net finance costs showed an increase of $17,427,000, of which $16,234,000 related to increased profits from passenger transport operations (which mainly arose from the acquisition of Silja and improvement on GNER in 2002) and $2,266,000 to leisure operations (mainly the effect of the acquisitions in 2002, offset by the adverse effects of the September 11, 2001 terrorist attacks and the global economic slowdown), partly offset by decreases of $450,000 in container-related activities (arising from weakness in containerized world trade) and $623,000 in other operations. Net finance costs increased in 2002 by $2,142,000 of which an interest expense of $5,355,000 related to Silja excluding which there was a decrease of $3,213,000. This decrease was made up of a decreased interest expense of $1,077,000 together with an increase in interest and related income of $2,136,000. Additionally, there was an increased minority interests charge of $1,052,000, the tax charge increased by $763,000 and there was a gain of $2,141,000 relating to the retirement of debt in 2001.

Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001

Revenue

        The total revenue increase of $255,160,000 in the first nine months of 2002 included a decrease of $6,161,000 in the earnings from unconsolidated companies and an increase in gains relating to the sale of OEH shares of $5,972,000. Of the remaining increase of $255,349,000, $248,820,000 related to passenger transport operations, $13,270,000 to leisure operations and $6,426,000 to other operations, partly offset by decreased revenue of $13,167,000 from container operations.

        The increase in passenger transport revenue of $248,820,000 included $234,164,000 from Silja which was consolidated effective May 1, 2002 (see Note 2), leaving an increase of $14,656,000 on other operations which included adjustment for the favorable effect of the strengthening of the British pound against the U.S dollar amounting to $17,189,000 resulting in a decrease of $2,533,000. This decrease arose primarily from the effect of the gains on the sale of the ports of Heysham and Newhaven in 2001 of $20,200,000 and the absence of port operations revenues of $5,000,000 (following the sale of the ports) together with reduced revenue from charters and other operations of $2,500,000, partly offset by increased revenue from SCL's cross-Channel ferry services of $2,500,000, the Irish Sea ferry services of $5,300,000, GNER of $13,500,000 and New York harbor ferry services of $3,900,000.

        The increase in leisure division revenue of $13,270,000 included revenue from Le Manoir aux Quat'Saisons of $8,871,000, La Residencia of $6,544,000, Miraflores Park Plaza of $2,912,000 and Maroma Resort and Spa of $1,736,000, acquired effective in the first quarter of 2002, and Bora Bora Lagoon Resort of $1,476,000, acquired in the second quarter of 2001, together with $1,322,000 from tourist train and cruise operations. These increases were partly offset by reduced revenue of $3,523,000 from the North American properties (mainly $1,544,000 from Inn at Perry Cabin and Keswick Hall, $1,290,000 from La Samanna and $1,102,000 from the Windsor Court Hotel), $2,706,000 from the Copacabana Palace Hotel, $2,201,000 from the European hotels (mainly the Italian hotels $2,986,000, offset by the Portuguese hotels $661,000) and $900,000 from the Australian hotels. Excluding the 2002 and 2001 acquisitions, the overall revenue decrease on leisure operations was mainly due to the adverse impact on travel and tourism from the terrorist attacks on September 11, 2001 and the weakened worldwide economy.

        The decrease in container revenue of $13,167,000 related to a reduction in leasing operations revenue of $15,901,000 reflecting mainly lower equipment utilization and lease rates together with reduced cargoship revenues of $2,694,000, partly offset by increased revenue from SCL's depot and manufacturing facilities of $5,428,000.

        The increase in other revenue of $6,426,000 included revenue of $4,057,000 from the Corinth Canal, acquired in the third quarter of 2001, together with increased revenue from fruit farming, port activities and publishing.

Expenses

        Depreciation and Operating.    Depreciation and operating expenses increased in the aggregate by $191,400,000 (a decrease as a percent of revenue from 78% to 76%) with increases of $181,783,000 on passenger transport, $10,677,000 on leisure operations and $3,552,000 on other operations partly offset by a decrease of $4,612,000 on container operations and the effects of a decrease in amortization due to the adoption of SFAS No. 142, as described in Note 1(e).

        The increase in passenger transport costs of $181,783,000 included $169,037,000 relating to Silja, leaving an increase on other operations of $12,746,000 which included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar amounting to $14,621,000 resulting in a decrease of $1,875,000. This decrease related to the absence of port operations costs of $3,400,000 together with reduced costs of $1,400,000 from GNER and $4,200,000 from charters and other passenger transport activities. This decrease was partly offset by increased costs of $4,500,000 from Irish Sea ferry services and $2,600,000 from New York harbor ferry services. The above costs included a reduction due to the effect of the extension of the estimated useful lives of certain of SCL's vessels during the first nine months of 2002 described in Note 3.

        The increase in leisure division costs of $10,677,000 included an increase of $9,043,000 on hotel operations of which $10,968,000 related to the acquisitions in 2002 and 2001 (Le Manoir aux Quat'Saisons $4,678,000, La Residencia $3,062,000, Miraflores Park Plaza $1,615,000, Maroma Resort and Spa $948,000 and Bora Bora Lagoon Resort $511,000), offset by decreases on the existing hotels of $1,925,000, of which $1,180,000 related to the Copacabana Palace Hotel, $680,000 to the Mount Nelson Hotel and $305,000 to the Inn at Perry Cabin, offset by an increase of $456,000 on the European properties. The overall increase also included $1,634,000 on tourist train and cruise operations.

        The decrease in container expenses of $4,612,000 related to reduced costs from leasing and cargoship operations of $6,776,000, partly offset by increased costs from SCL's depot and manufacturing facilities of $2,164,000.

        The increase in other expenses included $1,379,000 from the Corinth Canal and port operations.

        Selling, General and Administrative.    These costs have increased in total by $48,512,000 (an increase as a percent of revenue from 14% to 15%) of which $28,641,000 related to Silja. The remaining increase of $19,871,000 was mainly due to other passenger transport operations of $7,557,000 (an increase of $5,772,00 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar, of which $5,400,000 related to GNER), leisure operations of $8,542,000 (including $6,367,000 relating to the acquisitions made in 2002 and 2001 and $1,673,000 to the European hotels) and other operations of $3,156,000 (including $1,257,000 from the Corinth Canal and port operations).

        Net Finance Costs.    Net finance costs in 2002 decreased by $2,834,000 including an increase in interest and related income of $3,069,000 (primarily the effect of increased foreign exchange gains of $2,155,000 and a gain on the redemption of Silja's convertible bonds of $1,000,000 in 2002). Excluding the effect of the increase in interest and related income, interest expense increased by $235,000 of which Silja's interest expense amounted to $9,196,000, leaving a decrease of $8,961,000 mainly due to reduced interest rates on floating-rate debt, offset by increased interest expense on additional debt used to finance acquisitions.

Minority interests

        Following the acquisition of Silja, a minority interest of $2,333,000 for the nine months ended September 30, 2002 related to the share of Silja's net earnings attributable to the Silja shares not held by SCL. The minority interest in OEH decreased in 2002 by $1,294,000 primarily due to the reduction in OEH's net earnings compared with 2001 offset by an increase in net earnings attributable to minority shareholders.

Taxes on income

        The income tax charges in the first nine months of 2002 and 2001 mainly related to the seasonal results of passenger transport and leisure operations in jurisdictions which impose income tax. The Company is incorporated in Bermuda which does not impose an income tax.

Extraordinary item—gain on retirement of debt

        See the discussion above about the three months ended September 30, 2001.

Net earnings

        The 2002 first nine months net earnings on common shares of $27,899,000 compares with net earnings of $13,612,000 in 2001 (or earnings of $11,471,000 before extraordinary item giving an increase in earnings of $16,428,000). Earnings before net finance costs showed an increase of $15,248,000 of which $21,902,000 related to increased profits from passenger transport operations (an increase of $42,102,000 if the $20,200,000 Heysham and Newhaven port sales gains in 2001 are disregarded, resulting mainly from the acquisition of Silja and increased profits from GNER and the cross-Channel and Irish Sea services in 2002) and $5,690,000 to other operations ($5,972,000 related to increased gains on the sale of OEH shares by SCL in 2002), partly offset by reduced profits from leisure operations of $5,928,000 (mainly the adverse effects from the September 11, 2001 terrorist attacks and the global economic slowdown offset by the acquisitions in 2002 and 2001) and container-related activities of $6,416,000 (arising from weakness in containerized world trade). Net finance costs decreased in 2002 by $2,834,000 (or by $12,030,000 if the Silja interest expense of $9,196,000 is excluded) made up of a decrease in interest expense of $9,000,000 due to lower interest rates offset by increased debt to finance acquisitions and an increase in interest and related income of $3,000,000). Additionally, there was a reduced minority interests charge of $1,039,000, the tax charge increased by $615,000 and there was a gain of $2,141,000 relating to the retirement of debt in 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        SCL is exposed to market risk from changes in interest rates and foreign currency exchange rates. These exposures are monitored and managed as part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to mitigate material adverse effects on consolidated earnings. SCL does not hold market rate sensitive financial instruments for trading purposes.

        The market risk relating to interest rates arises mainly from the financing activities of SCL. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. As reported in Note 17(a) to the financial statements in the 2001 Form 10-K annual report of the Company, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt. These agreements expired during the three months ended September 30, 2002. If interest rates increased by ten percent, with all other variables held constant, annual net finance costs of SCL would have increased by approximately $7,100,000 based on borrowings at September 30, 2002. The interest rates on substantially all of SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and its effects have not changed materially during the first nine months of 2002 from those described in the Company's 2001 Form 10-K report.

LIQUIDITY AND CAPITAL RESOURCES

        As at September 30, 2002, cash balances totalled $173,482,000 (of which $56,355,000 related to OEH). Undrawn working capital lines of credit amounted to approximately $110,000,000, of which $64,000,000 was undrawn under secured revolving credit facilities and $25,600,000 related to OEH.

        Capital expenditures planned for the remainder of 2002 will relate primarily to additions to passenger transport and leisure assets, which SCL management believes will be adequately financed primarily from debt and lease financings, operating cash flows and other sources including the $95,000,000 secured note financing described below. Capital expenditures are expected to be at a similar level to 2001. Acquisitions reported in Note 2 were financed by the issue of class A common shares of the Company, bank loans and other cash sources.

        During the first nine months of 2002, SCL sold 1,483,100 OEH class A common shares from its SEC-registered secondary offering of up to 5,000,000 existing OEH shares in ordinary broker transactions at market prices realizing net proceeds of $25,739,000. The offering continues. SCL is using the sale proceeds to pay down debt, fund its capital expenditures and other corporate purposes.

        On April 8, 2002, an SCL subsidiary issued and sold to institutional investors at par £40,000,000 principal amount of secured 8.9 percent notes due 2010 and £25,000,000 principal amount of secured floating rate notes due 2010 (equivalent to $95,000,000 in total) at a blended interest rate of 8.3 percent. The notes are secured by the assets of The Isle of Man Steam Packet Co. Ltd., an SCL subsidiary, and are not guaranteed by the Company. Approximately $46,000,000 of the sale proceeds was used to repay Steam Packet debt and the balance was made available to SCL.

        Several credit agreements of SCL have restrictive covenants, certain of which were amended. At September 30, 2002, SCL was in compliance with its covenants.

        The Company's $158,000,000 principal amount of 9 1/2% and 10 1/2% senior notes due 2003 mature on July 1, 2003. SCL is planning to meet this repayment obligation and others in 2003 through a combination of additional sales of OEH shares (thereby reducing SCL's equity interest in OEH to slightly less than 50 percent in order to deconsolidate OEH from SCL's balance sheet), sales of certain other assets, and other cash resources including a planned refinancing of Silja ships and possible direct refinancing of the senior notes at least in part if market conditions allow. Also to improve SCL's cash position, the Company suspended payment of its quarterly cash dividend on common shares in November 2002 and plans to sell further OEH shares when market conditions improve. In these circumstances, the Company does not intend to proceed with the previously proposed spinoff distribution of OEH shares to the Company's shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

        SCL's adoption of recent accounting pronouncements is described in Note 1 to the financial statements.

ACCOUNTING POLICIES AND ESTIMATES

        During the nine months ended September 30, 2002, there were no significant changes in accounting policies and estimates, other than extension of the estimated useful lives of certain of SCL's vessels as described in Note 3.

CONTROLS AND PROCEDURES

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and found no material deficiencies or weaknesses. There were no significant changes in the Company's internal controls or in other factors that could affect those controls subsequent to the evaluation date.

PART II

ITEM 1.    Legal Proceedings

        As previously reported, the Company had been named defendant in a lawsuit in New York State Supreme Court, New York County by investors alleging to be holders of the Company's publicly traded senior notes and claiming, inter alia, certain defaults under the indentures governing those notes have occurred or would occur because of a possible spinoff distribution of OEH shares by the Company. The suit was dismissed by the court on June 15, 2001 primarily because the plaintiffs failed to comply with the pre-suit requirements in the indentures and lacked standing to sue. The plaintiffs filed notices of intention to appeal the dismissal with the Appellate Division, First Department of the New York court on August 2, 2001, and filed their initial brief in the appeal on May 1, 2002. The Company filed its brief on October 2, 2002, and the plaintiffs filed their reply brief on October 11, 2002. The decision of the Appellate Division is now awaited. Management of the Company continues to believe the allegations of the plaintiffs are without merit. On November 13, 2002, the Company announced that it does not intend to proceed with a spinoff of OEH shares to Company shareholders.

        See Note 10 to the financial statements in this report regarding arbitration proceedings involving GNER.

        Other than the foregoing, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.    The index to exhibits appears below, on the page immediately following the Sarbanes-Oxley Act Section 302 Certifications.

(b)
Reports on Form 8-K.    No report on Form 8-K was filed by the Company during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA CONTAINERS LTD
By:	/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

        Dated: November 13, 2002

SEA CONTAINERS LTD.
Sarbanes-Oxley Act Section 302 Certification

        I, James B. Sherwood, President of Sea Containers Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sea Containers Ltd. for the quarter ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
/s/ J.B. SHERWOOD
James B. Sherwood President (Chief Executive Officer)

SEA CONTAINERS LTD.
Sarbanes-Oxley Act Section 302 Certification

        I, Daniel J. O'Sullivan, Senior Vice President—Finance and Chief Financial Officer of Sea Containers Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sea Containers Ltd. for the quarter ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
/s/ D.J. O'SULLIVAN
Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association, Certificate of Incorporation and Memoranda of Increase of Share Capital of the Company, as amended through September 24, 1992, filed as Exhibit 3(a) to September 30, 1992 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.
3.2	Bye-Laws of the Company, as amended through September 23, 1992, filed as Exhibit 3(b) to September 30, 1992 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.
3.3
Amendments to the Bye-Laws of the Company approved by shareholders on June 6, 2001, filed as Exhibit 3.3 to June 30, 2001 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.
99.1	Certification under Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), being filed with this report.

QuickLinks

PART I
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)
Sea Containers Ltd. and Subsidiaries Statement of Consolidated Shareholders' Equity
Sea Containers Ltd. and Subsidiaries Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II
SIGNATURES
EXHIBIT INDEX