Form 10-K
period 2002-12-31
SEA CONTAINERS LTD /NY/
filed 2003-03-31
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to to

Commission File Number 1-7560

SEA CONTAINERS LTD.
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	98-0038412 (I.R.S. Employer Identification No.)

41 CEDAR AVENUE, P.O. BOX HM 1179
HAMILTON HM EX, BERMUDA
(Address of principal executive offices)

Registrant's telephone number, including area code: (441) 295-2244

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
9 1/2% Senior Notes Due 2003	New York Stock Exchange
10 1/2% Senior Notes Due 2003	New York Stock Exchange
10 3/4% Senior Notes Due 2006	New York Stock Exchange
7 7/8% Senior Notes Due 2008	New York Stock Exchange
12 1/2% Senior Subordinated Debentures Due 2004, Series A and B	New York Stock Exchange
Class A and Class B Common Shares, $0.01 par value each	New York Stock Exchange Pacific Exchange
Preferred Share Purchase Rights	New York Stock Exchange Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See Preliminary Notes on page 2.)

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of March 14, 2003, 19,502,216 Class A common shares and 14,417,795 Class B common shares of Sea Containers Ltd. were outstanding (including 12,900,000 Class B shares owned by a subsidiary (see Note 16(d) to the Financial Statements (Item 8))).

        The aggregate market value of the Class A and B common shares held by nonaffiliates of the registrant computed according to the closing prices on June 28, 2002 (the last business day of the registrant's second fiscal quarter in 2002) was approximately $286,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

        Preliminary Notes:    Sea Containers Ltd. is incorporated in the Islands of Bermuda and is a "foreign private issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the "1934 Act") and in Rule 405 under the Securities Act of 1933. As a result, it is eligible to file this annual report on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, Sea Containers Ltd. elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, and does so as those forms apply to foreign private issuers.

        These reports and amendments to them are available free of charge on the internet website of Sea Containers Ltd. as soon as reasonably practicable after they are filed electronically with the SEC. The internet website address is http://www.seacontainers.com.

        Pursuant to Rule 3a12-3 regarding foreign private issuers, the proxy solicitations of Sea Containers Ltd. are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in its equity securities by its officers, directors and significant shareholders are exempt from Section 16 of the 1934 Act.

        Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Sea Containers Ltd. and its subsidiaries are based on management's current expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in Item 1—Business, Item 3—Legal Proceedings, Item 7—Management's Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management below. Sea Containers Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business

        Sea Containers Ltd. (the "Company") and its subsidiaries (collectively with the Company referred to as "SCL") are engaged in three main businesses. The first is passenger transport mainly involving passenger and vehicle ferry services in the English Channel, Irish Sea and northern Baltic Sea, and passenger rail services in Britain between London and Scotland. The second is the leasing of cargo containers, principally through SCL's unconsolidated 50%/50% GE SeaCo SRL joint venture ("GE SeaCo") with General Electric Capital Corporation, to a diversified customer base of liner ship operators and others throughout the world, and the manufacture and repair of container equipment. The third business is ownership and/or management of hotels, restaurants, tourist trains and river cruiseship located throughout the world through Orient-Express Hotels Ltd., an unconsolidated company in which SCL owns a 47% equity interest ("OEH"). In addition, SCL engages in property development, perishable commodity production and trading, and publishing.

        Revenue, operating earnings and identifiable assets of SCL in 2000, 2001 and 2002 for its business segments and (to the extent possible) for its geographic areas are presented in Note 20 to the Financial Statements (Item 8 below).

        SCL employed a total of approximately 9,700 persons in its various activities at December 31, 2002, plus another 5,300 persons by GE SeaCo, OEH and their respective subsidiaries.

PASSENGER TRANSPORT

        SCL provides passenger transport services principally in and around Great Britain and within the northern Baltic Sea. It operates seagoing ferries between mainland Britain and France, Ireland and the Isle of Man and between Finland, Sweden, Germany and Estonia. It also owns a small commuter ferry service operating in New York harbor, and owns a 50% interest in a seasonal ferry service in the Adriatic Sea. In addition, SCL operates high speed passenger train services in Britain between London and Scotland.

Ferry Operations

        SCL's principal ferry operations are shown on the map on the following page. In Europe, these primarily involve the deployment of roll-on, roll-off ("ro-ro") vessels carrying passengers and accompanied vehicles (cars, buses and trucks) and the provision of catering, retail and other services both on board and in the terminals. SCL transports cars, small buses and light trucks on all of its routes and heavier freight traffic on some of them. Linkspans at the ports connect to the ships and allow drive-through loading and unloading. Passengers travel with their vehicles or on foot, some connecting by rail or bus service. The New York ferries transport only passengers. SCL operates on a total of 18 regularly scheduled routes using 28 active vessels and in 2002 collectively transported approximately 8.8 million passengers and 1.1 million vehicles.

SCL FERRY OPERATIONS

North American Services

UNITED STATES

SeaStreak
MANHATTAN
East 34th Street
JERSEY CITY
NEWARK
Pier 11 Wall St.
BROOKLYN
STATEN ISLAND
South Amboy
Atlantic Highlands
NEW JERSEY
Highlands

European Services

NORWAY
FINLAND
Åland
Turku
Helsinki
Kapellskär
Stockholm
Tallinn
ESTONIA
SCOTLAND
Visby
SWEDEN
LATVIA
Riga
N. IRELAND
Troon
Belfast
Douglas
DENMARK
Dublin
Heysham
Liverpool
LITHUANIA
IRELAND
Rostock
WALES
ENGLAND
Dover
HOLLAND
GERMANY
POLAND
Newhaven
Calais
BELGIUM
Dieppe
FRANCE
ITALY
CROATIA
Ancona
Split

  Fast Ferries

        Many of SCL's ferries travel at high speed, faster than conventional ferries. SCL owns five 74-meter catamarans called "SeaCats" built in 1990 and 1991 and two larger 81-meter SeaCats built in 1996. These seven vessels are similar to conventional catamarans except that the hulls are designed to pierce the waves, rather than ride over them, and operate at normal speeds of about 35 knots. Each of the five smaller ones carries up to 500 passengers and 85 cars, while the two larger ones carry 650 passengers and 150 cars. They feature spacious passenger areas, shopping on board, an aft passenger deck and lounge with buffet serving light meals, and an observation deck behind the bridge. The SeaCats have relatively low capital cost, operate with fuel efficient waterjets and require smaller crews compared to conventional ferries of similar capacity.

        SCL also owns four 100-meter monohull fast ferries built in 1997 and 1999. Each transports 700 passengers and 160 cars at an operating speed of 38 knots propelled by steering waterjets. Because of their larger size and capacity, the ships are called "SuperSeaCats" and have more extensive passenger seating on two decks, a business class lounge, separate shops and larger food service and bar areas than the SeaCats.

  English Channel Services

        Through its Hoverspeed Ltd. subsidiary ("Hoverspeed"), SCL operates fast ferries on the shortest route to France across the English Channel between Dover and Calais. Frequency ranges from 15 round trips daily in the summer to eight round trips daily in the winter. Crossings take as little as 50 minutes compared to approximately 75 minutes for the conventional ferry competition. Hoverspeed also provides seasonal fast ferry services between Newhaven in England and Dieppe, France, with up to three daily round trips and a crossing time of two hours and, through 2002, between Dover and Ostend, Belgium making up to three daily round trips with a crossing time of under two hours. Because the latter seasonal route has proven uneconomic in recent years, SCL plans to discontinue the service in 2003.

        Hoverspeed has exclusive use of its terminals and berths (except at Newhaven) which it occupies under lease or operating agreement with the local port authority. Most of these offer passengers extensive shopping, cafes and bars and other travel amenities.

  Irish Sea Services

        SCL's principal ferry operation in the Irish Sea is its Isle of Man Steam Packet Co. Ltd. subsidiary ("IOMSPC") serving Douglas on the Isle of Man from four locations in Britain and Ireland. These are a twice daily ferry service between Douglas and Heysham in England, with sailings between Douglas and Liverpool on the weekends and all week long in the spring and summer, and seasonal ferry services up to three times per week between Douglas, Belfast and Dublin during the spring and summer. The transit times on the most frequent routes, Douglas-Heysham and Douglas-Liverpool, are about three and a half hours and four hours, respectively, with a conventional ferry and about two hours and two and a half hours, respectively, by fast ferry. Transit times to Ireland are similar by conventional ferry and about two and half hours by fast ferry.

        In addition to fast ferries, IOMSPC employs on its routes two conventional vessels owned by IOMSPC, a ro-ro freight ship with some passenger accommodation (called a "ro-pax" vessel) built in 1998 carrying up to 500 passengers and 1,200 lane-meters of cars and ro-ro freight, and a passenger and car ferry built in 1976 carrying 800 passengers and 115 cars. These are larger vessels in terms of deadweight capacity than the fast ferries, and offer cabins with sleeping berths and more extensive bar/cafeteria and shopping areas.

        IOMSPC occupies its berths in Douglas under an exclusive user agreement with the Isle of Man government that expires in 2010. This agreement allows IOMSPC to be the only ferry operator to the Isle of Man, in return for a limitation on fare increases at a rate below inflation and undertakings by IOMSPC to provide at least specified minimum service levels and to spend at least specified minimum amounts on ship improvements and sales and marketing. IOMSPC contracts for port access in Heysham, Liverpool, Belfast and Dublin with the local port authorities.

        Elsewhere in the Irish Sea, SCL operates a year-round fast ferry service between Belfast and Troon, Scotland (near Glasgow) with up to three daily round trips, and a seasonal fast ferry service between Liverpool and Dublin with one daily round trip. The Belfast-Troon crossing time is about two and a half hours and Liverpool-Dublin about four hours. The berths and terminal facilities for these other Irish Sea services are leased from the local port authorities and are either used exclusively at Troon or shared with IOMSPC at Liverpool, Dublin and Belfast. Another seasonal fast ferry service in 2002 between Belfast and Heysham is planned to be discontinued in 2003 because of insufficient profitability.

        In order to help restructure and repay some of its publicly-owned unsecured indebtedness coming due in 2003 and 2004, SCL announced on March 24, 2003 that it planned to sell IOMSPC. See "Proposed Restructuring of Debt" in Item 7—Management's Discussion and Analysis.

  Baltic Sea Services

        In 1999, SCL acquired 50% of the shares in Silja Oyj Abp ("Silja") which was a Finnish public company listed on the Helsinki Exchanges. During 2002, SCL acquired the other 50% of this company making it a wholly-owned subsidiary. See Note 3(a) to the Financial Statements. Silja operates five large cruise ferries, three ro-pax ferries and a cruiseship, all in the northern Baltic Sea, and charters out a second cruiseship.

        Four of Silja's ships are deployed on routes between Stockholm, Sweden and both Helsinki and Turku, Finland making one round trip every 24 or 36 hours. One of the Turku ships calls at Kapellskar, Sweden in the fall, winter and spring instead of Stockholm. A fifth ship operates between Helsinki and Tallin, Estonia making one daily round trip (with the ship continuing on a 48-hour round trip three times a week to Rostock, Germany in the summer).

        Trading as "Silja Line", these five cruise ferries are all spacious high quality multipurpose vessels built or substantially upgraded in the early 1990s to cruiseship standards with passenger capacity of 1,700 to 3,100 persons and car and ro-ro freight capacity of 700 to 900 lane-meters. Passenger amenities include many on board restaurants and bars ranging from self-service cafeterias and pubs to gourmet restaurants, wine bars and night clubs, numerous shops ranging from specialized boutiques to duty-free supermarkets, a total of 4,200 cabins ranging from comfortable single bedrooms to luxury suites, and extensive business meeting and conference facilities. Duty-free shopping is available on all routes, an important component of Silja revenue.

        In addition, Silja deployed during most of 2002 between Turku and Stockholm two ro-pax ships with limited accommodation for about 200 passengers each, trading as "SeaWind Line". These ships were built in the 1970s and carry up to 850 and 1,100 lane-meters of freight including rail cars. In late 2002, Silja replaced the smaller vessel with a larger ro-pax ship built in 1986 with 1,700 lane-meters of freight capacity that SCL purchased earlier in the year. The ship was modified before entering service to add passenger accommodation for up to 400 persons. The small SeaWind Line vessel was redeployed on the Helsinki-Tallinn route as a new freight service.

        Silja also owns two modern medium-sized cruiseships built in the early 1990s with passenger capacity of 620 and 1,200. The smaller one is on long-term charter to a third party expiring late 2004. The larger one was returned from charter in February 2002 and, after refurbishment, Silja began operating the ship from June 2002 on Baltic Sea cruises out of Helsinki to Tallinn, Visby, Sweden and Riga, Latvia. Plans are being made to add St. Petersburg, Russia as a destination in 2003.

        All ten of the Silja ships are owned by Silja or SCL, although one ship is owned by an SCL subsidiary in which a third party holds a minority interest. Silja owns its terminal at Turku and leases the terminals at the other ports it serves.

        Silja also operates one of SCL's SuperSeaCats in the spring, summer and fall on the Helsinki-Tallinn route making three or four daily round trips in 90 minutes each way. The service is managed by Silja and marketed under the Silja Line name. A second SuperSeaCat is planned to operate on the route in 2003.

  Other Ferry and Related Activities

        SCL's New York harbor commuter ferry services, called "SeaStreak", originate from two locations near Sandy Hook, New Jersey and from a third location in South Amboy, New Jersey to public piers in Manhattan. Four high speed passenger-only catamarans, two built in 2001 transporting 400 passengers and two built in 1989 and 1990 transporting 300 passengers, make the crossings in 45 minutes. Two more of the larger catamarans are being built for delivery in 2003 and 2004. A fifth 150-passenger monohull craft built in 1980 operated on a discontinued Manhattan-Brooklyn route and is now used for charters. SeaStreak charters in its five vessels under long-term charter-parties. It owns one of its New Jersey berths and leases the other two, each having extensive car parking space for commuters. Between rush hours and on weekends, SeaStreak operates special excursions and private charters with the vessels.

        In a 50%/50% joint venture with a third party, SCL operates a daily round trip service in the summer between Ancona, Italy and Split, Croatia across the Adriatic Sea with a crossing time of about four hours each way. In February 2002, the joint venture acquired an existing high speed catamaran ferry for the service, built in 1996 and carrying 675 passengers and 150 cars, or 60 cars and ten buses.

        Related to its ferry activities, SCL owns a small firm of naval architects and marine engineers called Hart, Fenton & Co. Ltd. which provides services to SCL and other shipowners. SCL also owns two large high speed hovercraft built in 1968 carrying 380 passengers and 55 cars, which are laid-up and available for redeployment, charter or purchase. SCL sold a small unused conventional ferry in 2002, and plans to charter out or sell any fast ferries made redundant by closure of routes in 2003 referred to above.

  Sales and Marketing

        Ferry fares vary depending on the route, type of traffic, degree of competition and seasonality of demand. For fast ferry services, SCL generally seeks to charge at least a small premium over competing conventional ferry operators. The cheapest fares usually apply during seasonally low operating periods to encourage demand. Special promotional fares are available throughout the year on certain sailings even during peak travel periods. Fares are not government regulated, except in the case of IOMSPC as noted under "Irish Sea Services" above. SCL maintains computerized yield management systems to try to maximize revenue on each sailing based on existing bookings, planned capacity and forecast demand.

        Tickets for passengers and cars are sold through the services' websites (for example, www.hoverspeed.com, www.steam-packet.com and www.silja.com) and local sales offices, by telephone and mail order, at the ports and certain railway stations, and through commercial travel agents. SCL's marketing staff work closely with sales agents, bus and rail operators, hotel groups, tour operators and government tourist authorities to promote their ferry services. Annual brochures distributed widely in the local travel industry describe the services, schedules, fares and inclusive holiday packages. Hoverspeed and Silja Line also offer frequent traveller programs to encourage repeat customer loyalty.

        Promotional activities consist principally of local television, radio and print advertising. Each of the ferry services (other than SeaStreak) targets motorist traffic, and foot passengers connecting by train or bus service. Compared to conventional ferry operators, SCL projects the benefits of its fast ferries offering high speed, frequent departures, fast connection times, exclusive terminal facilities, and superior customer care at booking, check-in and on board. On routes where SCL's fast ferries compete directly with conventional ferries, SCL has established market share in part by creating new demand in the form of day trips and business travel by sea. Silja emphasizes the mini-cruise atmosphere of its sailings during which passengers enjoy shopping, dining, entertainment and hotel services, including passengers on board attending one or two day business conferences at sea.

        IOMSPC's and Silja's freight services are marketed through their own sales personnel who regularly call on major customers. These are principally trucking companies and freight forwarders which transport goods door-to-door. Most sales are on a volume discount basis. Silja transports rail cars through a joint venture, in which it has a one-third interest, with the state-owned railways in Finland and Sweden.

  Competition

        The ferry industry is highly competitive. Hoverspeed competes with six conventional ferry companies between southern Britain and the European Continent, three of which cross the Dover Strait, and also with Eurotunnel under the English Channel. There are four competing ferry operators between Britain and Ireland, including three running fast ferries. SeaStreak competes with another commuter ferry service from eastern New Jersey to Manhattan as well as road and rail commuter services, and Silja competes with nine ferry companies in the northern Baltic Sea. IOMSPC is the only ferry service to the Isle of Man, although it competes with other freight carriers. The principal effect of this competition is to limit SCL's pricing power on various routes. SCL's high speed car ferries, short routes and crossing times and superior customer service, and Silja's modern cruise ferries and the high quality and variety of its on board services, are important factors in this competitive environment. Airlines compete for passenger traffic on many routes.

  Certain Trading Factors

        SCL, IOMSPC and Silja collectively own 23 active ships which are financed under mortgage loans or lease financings. See Notes 6 and 9 to the Financial Statements. SCL owns a 50% interest in the Adriatic ferry, and the five SeaStreak ferries are chartered in. The ships are maintained in good condition in compliance with regulatory requirements, operated in compliance with applicable safety/environmental laws and regulations, and insured against usual risks for such amounts as management deems adequate. Their operating certificates and licenses are renewed periodically during each vessel's required annual survey. Maintenance costs of SCL's older fast ferries have risen in recent years to correct instances of metal corrosion and cracking, and these costs are expected to remain high as the fast ferry fleet ages.

        The operation of ships at sea is inherently risky, and the consequences of accidents may exceed the insurance coverage in place or result in a fall in passenger volume because of a possible adverse impact on the public's perception of ferry safety. Also, government regulation of ships particularly in the areas of safety and environmental impact may change in the future and require SCL to incur significant capital expenditure on its ships to keep them in compliance.

        Retail sales to passengers of wine, spirits, perfume, tobacco and other products are an important component of ferry revenue on many of SCL's routes. Duty-free shopping by passengers travelling between European Union countries ended in 1999, and the profitability of affected routes has fallen because margins are less on duty-paid merchandise. Also passenger and car volumes have declined particularly on SCL's cross-Channel routes below 1999 levels because of the absence of duty-free shopping and because fares have been increased to try to maintain profitability. Silja has been less affected by the abolition of duty-free sales because all of its sailings to and from Stockholm or Kapellskar call at the nearby Åland Islands of Finland where the duty-free exemption continues due to the islands' fiscal status outside the European Union. Also the Helsinki-Tallinn and Helsinki-Tallinn-Rostock routes remain duty-free while Estonia remains outside the European Union until May 2004.

        In 2001, parts of mainland Britain suffered a foot and mouth disease outbreak. Areas were quarantined and affected livestock was killed. As a result, tourism in Britain suffered because of negative publicity and cancellations of annual sporting and other public events during the spring and summer. SCL's ferry services to and from the Continent and Ireland were adversely affected because tourist passenger and car traffic fell. The epidemic ended in the latter part of 2001. Generally speaking, SCL's ferry traffic fluctuates with levels of tourism to Britain and may decline if events affecting tourism like the foot and mouth epidemic happen again. Traffic may be similarly affected by threats of terrorism or the Iraqi war, discouraging travel by tourists and their cars.

        A particular characteristic of the ferry market in North Europe and within the Baltic Sea is the seasonality of demand, principally because volumes are linked to tourism. Approximately half of the passengers using ferry services to and from Britain, for example, travel during the June-September period. The freight market tends not to be seasonal. The historical and expected pattern of operating results from the collective ferry activities of SCL is a loss in the first quarter each year and either a loss or breakeven result in the fourth quarter.

        Rising fuel prices may adversely affect the results of SCL's ferry services. Fuel may be purchased forward at predetermined prices and fuel surcharges on passenger and vehicle fares may be introduced, but these measures may not prevent a fall in profits.

        Fuel price protests, as occurred in 2000 at French and British ports served by SCL's ferries, may disrupt traffic flow for short periods and result in cancellations. Road and port blockades in the future, arising from fuel protests or other reasons, may have similar effects resulting in loss of carryings.

        Other factors affecting the trading performance of SCL's ferry services are principally competitive pressure on ticket prices, travel convenience of departure timings, adverse weather conditions disrupting service schedules and increasing fuel consumption, regional economic and political conditions, foreign exchange rate fluctuations in countries served by the ferries, fluctuating prices in the ship sale and purchase market, lower labor costs of certain competitors, and industrial relations and strike activity and civil unrest at the ports and regions served by the ferries. The interaction of many of these factors differs on each route and the profitability of individual routes may change from year to year. Also, the opening of new routes by SCL can be unprofitable in early years because of the need to build up traffic over time while incurring added marketing, administration and other start-up costs.

        Silja employs about 3,200 staff on board ship and on shore, most of whom are unionized. The shipping industry in Finland and Sweden is susceptible to industrial action due to the strong influence of maritime trade unions, resulting both from direct disputes and from sympathetic industrial action which legislation in those countries permits. While management believes Silja has satisfactory relations with its work force, Silja may be adversely affected by future industrial action against efforts to reduce labor costs, restrain wage increases or modify work practices. Beginning in October 2001 in Sweden and January 2002 to a lesser extent in Finland, payroll taxes on wages paid to seafarers on Swedish or Finnish flag ferries such as those operated by Silja have been reduced through "net wage" legislation in those countries, resulting in a significant cost saving to Silja.

        Quantity restrictions in Sweden and Finland limit the import of duty-paid alcoholic beverages bought by private individuals in other European Union countries. Harmonization of quantity restrictions by 2004 in Finland and Sweden with those applying elsewhere in the European Union will gradually result in a reduction of retail prices of alcoholic beverages in the state monopoly shops in

Finland and Sweden to a level closer to the retail prices in other European Union countries. Lower retail prices in the shops on land will require duty-free shops on board ferries to lower their prices to maintain their competitive advantage and would therefore be likely to lead to lower profit margins. This could have an adverse effect on Silja's financial results because a large part of Silja's revenue is generated by sales made in shops on board, about half of which is attributable to liquor, wine and beer.

Rail Operations

        Under a franchise awarded by the British government in 1996, SCL operates high speed passenger trains between London and Scotland along the east coast main line of Britain. Called Great North Eastern Railway ("GNER"), this is one of 25 train operators established out of the former British Rail passenger operations privatized by the government. By improving service, increasing ridership and imposing cost controls, GNER has enhanced profitability and funded capital expenditure largely from cash flow. At the same time government subsidy payments to GNER have declined annually and ended in April 2002.

        The franchise term, originally for seven years, was extended by two years in January 2002 to expire in April 2005. GNER management plans to resume discussions with the British government about extending the franchise further, or to bid again for the franchise if its present term will expire, although there is no assurance this will be granted or offered on acceptable terms.

        GNER's customers are mainly long-distance leisure and business passengers and, to a lesser extent, commuters travelling between London (Kings Cross station), parts of the East Midlands and East Anglia, Yorkshire, northeast England and Scotland. Covering 943 route miles and calling at 50 stations, in 2002 GNER achieved 14.6 million passenger journeys, a substantial increase over annual ridership prior to GNER's acquisition of the franchise in 1996. The map on the following page indicates the principal destinations. Some of the core routes are as follows, including typical train numbers and journey times in summer 2002:

Route	Distance (miles)	No. of One-Way Weekday Trains	Journey Time (hours)
London—Leeds	186	27	2-2 1/2
London—Newcastle	268	30	23/4-3
London—Edinburgh	393	18	4-4 1/2
London—Glasgow	450	6	5 1/2

        Connections with other passenger trains are available at most stations. Timetables vary between weekdays, weekends and holidays to meet different patterns of demand and to allow track engineering works. The summer and winter timetables also vary because more services are offered in the summer targeted at the leisure market. Frequency in 2002 was up to 124 weekday services, 92 Saturday services and 82 Sunday services, of which 95% originated or terminated at Kings Cross in London.

GREAT NORTH EASTERN RAILWAY

Inverness
Aviemore
Aberdeen
Pitlochry
Dundee
Perth
Kirkcaldy
Stirling
Inverkeithing
GLASGOW CENTRAL
EDINBURGH
Dunbar
Motherwell
Berwick
Alnmouth
Morpeth
NEWCASTLE
Durham
Darlington
Northallerton
Harrogate
Skipton
YORK
Bradford
LEEDS
Selby
Hull
Wakefield
DONCASTER
Retford
Newark
Grantham
PETERBOROUGH
Stevenage
KINGS CROSS

  Rolling Stock

        GNER currently operates a fleet of 41 trains totalling 466 cars and locomotives that travel at speeds up to 125 mph. Thirty-two are electric, drawing power from overhead lines, comprising 29 built between 1987 and 1990 and three originally built for Eurostar between 1993 and 1995 but surplus to its cross-Channel service. These provide about 83% of GNER's timetabled services. A typical electric train is two first class and six standard class coaches and a kitchen/catering car, having total capacity of about 550 passengers. The Eurostar trainsets are five coaches longer with 560 passenger capacity. On board catering is by over-the-counter buffet, supplemented by at-seat trolley service, with full restaurant service on selected trains.

        The rest of GNER's fleet consists of nine diesel trains, substantially all of which were built between 1975 and 1980. These operate approximately 17% of GNER's timetabled services, principally to Aberdeen, Inverness, Harrogate and Hull because the routes are not electrified. A typical diesel train carries up to 480 passengers in two first class and five standard class coaches and a kitchen/catering car.

        GNER leases substantially all its rolling stock from two leasing companies for the term of its franchise. The three Eurostar trains are leased from that company. Rental charges include heavy maintenance provided by the lessor and are largely fixed. GNER operates and maintains its rolling stock in compliance with government-supervised safety standards and the lease requirements. Maintenance work is performed at three depots leased by GNER in London, Edinburgh and Aberdeen where GNER also performs maintenance for other train operators. In addition, GNER contracts for regular maintenance at five other depots. Consistent with these safety and maintenance requirements, GNER carries insurance in amounts which management believes are adequate.

  Track and Station Access

        Substantially all of the railway infrastructure in Britain (track, signalling, stations and depots) is owned and maintained by subsidiaries of Network Rail Ltd. (collectively, "Network Rail"). This is a private company controlled through credit support by the British government and, since October 2002, is the successor to the liquidated Railtrack Plc that was part of former British Rail privatized by the government in 1996. GNER has contracted with Network Rail for track access based on the level of services GNER provides. Other train operators run on parts of GNER's routes, requiring Network Rail's coordination of timetables and train paths. Track access charges are fixed in large part but include variable components for actual utilization of track and electric power consumed.

        To encourage train punctuality and reliability, the track access agreement includes a system of variable payments between GNER and Network Rail under which each party must compensate the other if prescribed performance standards are or are not achieved. Payments by or to GNER vary under this performance regime and may be significant in amount if unforeseen events occur affecting either party. In 2002, the net payments to GNER were substantial because of poor performance by Railtrack and Network Rail and a contractual increase in the rates of compensation from April 2001. See also "Hatfield and Selby Accidents" below. The British government may also impose fines on GNER under its franchise agreement if GNER causes high numbers of train cancellations, but no material fines have been incurred to date.

        Of the 50 stations along its routes, GNER shares access with other train operators to four central stations owned and managed by Network Rail (London Kings Cross, Leeds, Edinburgh and Glasgow). GNER leases from Network Rail 12 other main stations, including Newcastle and York, and provides access and common station services to other train operators calling at these stations, such as ticket sales, train information, car parking, and station cleaning and maintenance. The remaining 34 stations where GNER stops are leased from Network Rail by other train operators which provide GNER with similar services at these stations.

  Sales and Marketing

        Passengers may purchase tickets on GNER at all major train stations in Britain, including self-service machines at all of GNER's stations, and through GNER's www.gner.co.uk website and its telephone sales, enquiry and business travel center in Newcastle. Most remaining sales are made by other train operators and independent travel agents and services in Britain and abroad.

        Network Rail publishes the national system timetables, and a trade association of train operators in Britain publishes basic fares and provides telephone information about all operators' services. GNER is the lead ticket seller at London Kings Cross, Edinburgh, Stevenage and the 12 stations it leases, obligating GNER to sell tickets on a commission basis for other operators as well as itself. Similarly at GNER's other 35 stations, the lead ticket seller must sell tickets on behalf of GNER.

        Since the beginning of the franchise in 1996, GNER has implemented a marketing program based on its own brand identity, distinct from the old government-owned British Rail. Print and other media advertising and promotions project the high speed and comfort of GNER's trains. To attract ridership, GNER has upgraded station services and car parking (part of which has been funded by Network Rail) and the technical reliability of its rolling stock. High standards of on board service, catering, appearance and cleanliness are maintained. Flexible fare structures have been introduced to attract passengers through price incentives, and GNER offers a customer loyalty program for frequent travellers. As evidenced by many awards from British rail and travel industry publications and organizations in recent years, GNER is regarded as one of the best passenger train operators in Britain.

  Competition

        Eight other passenger train operators run on parts of GNER's routes. In general, an operator may negotiate with Network Rail for new services and additional train paths and times, but all awards are still government-regulated to ensure passenger benefits are achieved (such as better frequencies, lower fares or new journey opportunities) and to avoid competition which might interfere with each operator's ability to satisfy the minimum service requirements under its franchise. GNER has experienced increased but limited new rail competition since its franchise began. Aggressive bidding by GNER's competitors in the future may divert business away from GNER.

        GNER also competes with cars, buses and airlines in Britain as well as other train operators with parallel or intersecting routes. The choice of transport mode is governed by many factors including price, frequency, time, reliability, convenience and comfort. The relative importance of these depends on the leisure or business purpose of the journey. GNER believes its fast, frequent and high quality services directly into city centers are an important competitive advantage. Budget airlines in 2002, however, continued to make inroads into GNER's segment of the long-distance market between Scotland and London.

  Franchise Extension

        As part of the award in 2002 of the two-year extension of its franchise to April 2005, GNER has undertaken a number of improvements. These include adding more daily services between London and Leeds in part by employing another leased-in Eurostar trainset, rebuilding all GNER locomotives, refitting all passenger coaches, lengthening GNER's nine diesel trainsets by adding a coach to each, leasing-in new rescue locomotives to replace unreliable units, and building various station improvements such as ticket offices, passenger lounges, parking facilities and customer information systems. All of these are intended to satisfy the British government's and GNER's goal to improve service reliability and lessen passenger crowding. The total cost to implement these steps from 2001 to 2005 is expected to be more than $100,000,000, but most of this will be funded by GNER's rolling stock lessors and Network Rail with appropriate charges passed on to GNER that will take into account the long-term nature of the improvements. GNER's share of this capital expenditure will be written off during the remaining franchise term, or capitalized and transferred for value to the successor franchisee if not GNER.

  Hatfield and Selby Accidents

        On October 17, 2000, a GNER train travelling at high speed derailed because of broken track near the town of Hatfield, north of London. Four passengers were killed and 70 more were injured. The track had been insufficiently maintained by Railtrack with no speed restriction in place. GNER was exonerated from any responsibility for the accident.

        Following this derailment Railtrack implemented hundreds of speed restrictions on the British rail network for several months while tracks were inspected and emergency maintenance was carried out. Train services were severely disrupted from the consequent delays and cancellations. Most GNER services have now been reinstated to pre-Hatfield levels, however.

        On February 28, 2001, another accident involving GNER occurred near the town of Selby, south of York, when a passenger vehicle ran off a highway and stopped in the path of an oncoming GNER train travelling at high speed. The collision with the vehicle and the resulting derailment thrust the GNER train into a laden coal train travelling in the opposite direction on the adjacent track. In the collision between the two trains, ten persons were killed, including three GNER staff, and 70 more were injured. As in the Hatfield derailment, GNER has been absolved from any fault for the Selby accident.

        As a result of the Hatfield and Selby accidents and the subsequent disruption, GNER experienced a drop in passenger carryings and suffered lost earnings which it is recovering from Network Rail as Railtrack's successor under the performance regime and other provisions of the track access agreement and through insurance claims. See Item 3—Legal Proceedings below regarding compensation by Railtrack and Network Rail. These claims are expected to make GNER whole for past disruptions although GNER cannot be completely certain this will be the case. The longer-term effect of the accidents and the subsequent bankruptcy of Railtrack has been a fall in ridership or a slowdown in ridership growth among long-distance train operators generally, including GNER. This is expected to recover over time, however, as the travelling public regains confidence in the rail mode of transport.

  Certain Trading Factors

        As noted above, GNER services may be disrupted, with consequent loss of revenue, because of infrastructure problems for which Network Rail is responsible, or problems for which GNER is responsible such as rolling stock breakdowns or employee strike activity. Third party actions may also cause disruption or loss of revenue, among these being threats or acts of terrorism in Britain or abroad and other events beyond GNER's control. For example, in 2001, the foot and mouth epidemic in Britain and the aftermath of the September 11 terrorist attacks in the U.S. led to reduced tourist carryings on GNER.

        GNER is contractually obligated under its franchise agreement to limit ticket price increases to less than the rate of inflation on ticket types representing about 20% of GNER's fare revenue. Other fares are not regulated but are subject to the competitive pricing of alternative rail, airline and other transport services. In addition, GNER must pay passenger rebates of varying percentages of its fares if it fails to meet prescribed punctuality and reliability standards.

        Of GNER's variable costs, the largest component is labor. GNER's workforce numbers approximately 3,000 employees, about two-thirds of whom are unionized. Since 1992 there has been no dispute resulting in labor stoppage solely related to GNER, although nationwide strikes against British Rail disrupted services for short periods in 1994 and 1995. Consistent with upgrading service standards and continued safe operation, GNER management is working with the unions gradually to increase efficiency by changing work practices, mutual decision making and ongoing training. These steps, however, may result in labor disruption of GNER's services. Also, there is the continuing risk that larger labor disputes broadly involving the British rail industry may adversely affect GNER.

        Following the Hatfield and Selby accidents described above, as well as accidents involving other passenger train operators in Britain and the bankruptcy of one of the larger insurers writing business interruption insurance for the U.K. rail industry, this class of coverage is not currently available to passenger rail franchisees in the U.K. GNER and other franchisees are relying primarily on their rights against Network Rail under track access agreements for reimbursement of losses from future accidents involving moving train operations. There can be no assurance, however, that Network Rail or other responsible parties will provide sufficient reimbursement to make GNER whole.

        Other factors affecting GNER's financial performance are adverse weather conditions disrupting services such as track flooding, and changing government safety regulations which impose additional compliance costs on train operators. While GNER management believes, as noted above under "Rolling Stock", that GNER's trains operate in compliance with relevant safety standards and that it carries adequate insurance against loss, there can be no assurance that accidents involving GNER will not occur in the future or that a serious incident would not have a material adverse effect on GNER's operations or financial condition.

CONTAINER LEASING

        SCL conducts its container leasing activities principally through GE SeaCo, a joint venture company established in 1998 with General Electric Capital Corporation ("GE Capital") on effectively a 50%/50% basis. GE SeaCo was formed to combine the separate marine container leasing activities of SCL and GE Capital and thereby to save costs and to acquire new equipment jointly. SCL and GE Capital have each appointed four persons to the governing board of GE SeaCo, and SCL personnel serve as most of GE SeaCo's officers including President and Chief Financial Officer. GE SeaCo is not consolidated in SCL's financial statements.

        Substantially all of the container fleets of SCL and GE Capital remaining since the joint venture started are being leased to GE SeaCo on an operating basis, and GE SeaCo in turn leases the units out to customers. Profits from the existing fleets after lease payments to the owners and other GE SeaCo charges are distributed about 70% to GE Capital and about 30% to SCL, reflecting the larger size of GE Capital's original fleet. Once a container reaches a certain age or condition, it drops out of the leased-in fleet and is thereafter managed by GE SeaCo for the owners or sold at the owner's request. GE SeaCo itself purchases new additions to the combined fleet. Profits from the containers owned and managed by GE SeaCo are divided 50%/50% in proportion to each participant's interest in GE SeaCo.

GE SeaCo Container Activities

        At December 31, 2002, GE SeaCo had approximately 878,000 TEU of containers in its fleet, comprising 215,000 TEU leased from SCL or managed on its behalf, 466,000 TEU leased from GE Capital or managed on its behalf, and 197,000 TEU owned by GE SeaCo. "TEU" means Twenty-foot Equivalent Unit and is the standard measurement in the container industry; thus, a 40-foot container constitutes two TEU. Generally increasing with growth in world trade in containerizable goods, cargo containers number approximately 16,000,000 TEU worldwide, about 45% of which are owned by leasing companies. In fleet size, GE SeaCo is one of the four largest container lessors in the world, and management believes it offers the widest variety of containers for lease, more than 50 different types.

        GE SeaCo's containers freely interchange among different modes of transport. The same container, without intransit repacking of its contents, may be carried successively on ships, railroad cars and road trailers. Containers are registered with government authorities to permit crossing international frontiers with minimum customs formalities. They are constructed primarily of steel and are built to the recommendations of the International Standardization Organization ("ISO") and other regulatory bodies. Substantially all of GE SeaCo's containers have been built to comply with the International Convention for Safe Containers ("CSC") which requires container owners to obtain type approvals of their equipment from independent agencies. Containers may also be leased for use in static storage applications.

        The basic container type is the standard dry freight cargo container having dimensions of 20 ft. or 40 ft. × 8 ft. × 8 ft. 6 in. Refrigerated containers carrying perishables, tank containers for liquid, powder or gaseous substances, and platforms and flatracks for oversized, awkward or heavy cargoes are examples of containers built for specialized uses. GE SeaCo also leases non-ISO intermodal containers principally to inland transport operators such as railroads and truckers, as well as wheeled chassis for road haulage of containers. GE SeaCo routinely sells older containers no longer suitable for its leasing activities.

  Leasing Terms

        Equipment is leased for periods ranging from a few months to several years. Substantially all of the leases are operating leases where the owner retains the residual value of the containers at the end of the term. GE SeaCo also engages to a limited degree in finance leasing where the lessee pays the full cost of the equipment during the term and obtains title at the end of the lease.

        Operating leases are in three basic forms: long-term leases, short-term leases and master agreements. These require customers to pay rent monthly and to return the equipment at agreed locations. The first two types cover specified containers for a definite term. Master agreements set forth the rental rate and other basic terms and permit lessees to pick up and return equipment at their option and in minimum or maximum quantities up to the end of the lease. Master agreements impose handling, pick-up and drop-off charges for each delivery and return, and generally require a higher degree of customer service by GE SeaCo than term leasing.

  Purchasing

        Most of the containers in GE SeaCo's fleet were purchased new from manufacturers. GE SeaCo also acquires existing containers from customers or other lessors from time to time. The cost of equipment is typically financed by banks or other financial institutions. GE SeaCo has arranged its own finance facilities aggregating $522,500,000 at December 31, 2002 to fund its container purchases. See also Notes 6 and 9 to the Financial Statements, and "Certain Financial Requirements" in Item 7—Management's Discussion and Analysis below. Neither SCL nor GE Capital provides credit support for these facilities.

        During 2002, GE SeaCo took delivery of newly manufactured containers and related equipment at an aggregate cost of approximately $160,000,000. At year end, GE SeaCo had approximately $27,000,000 of outstanding purchase orders for container equipment, substantially all of which was available for delivery in 2003. It is GE SeaCo's practice to order equipment when indicative lease rates and other terms justify purchase and appropriate financing is in place. Most new containers are sourced from third-party factories in China.

  Maintenance and Engineering

        GE SeaCo's leases require customers to maintain equipment properly while on lease, including periodic inspection and safety maintenance in compliance with CSC, and upon return to pay the cost of repairs to GE SeaCo's "SeaWorthy" repair standard. GE SeaCo offers a container damage program (called "SeaCover") under which a lessee pays a supplemental charge in return for GE SeaCo assuming repair responsibility at the end of the lease term. GE SeaCo contracts with approximately 200 depots worldwide for container repair and storage services including depots owned by SCL. See "Other Container Activities" below.

        GE SeaCo's engineers oversee the repair and storage depots and the factories from which new containers are sourced. They are also responsible for developing new container designs, including the "SeaCell", a dry cargo container with innovative patented features in which palletized cargo can be loaded side by side unlike conventional containers. GE SeaCo's engineers consult regularly with lessees on equipment matters and have produced many operating and technical manuals regarding the specialized containers in GE SeaCo's fleet.

  Customers and Marketing

        GE SeaCo leased equipment to about 700 customers at December 31, 2002, mainly ocean carriers based outside the United States which also own large parts of their container fleets. Substantially all of GE SeaCo's container leasing revenue and operating profit is derived from non-U.S. operations. See Note 20 to the Financial Statements. No customer accounted for more than 10% of SCL's consolidated revenue in 2002, although the top 25 lessees accounted for more than half of container leasing revenue.

        GE SeaCo markets its equipment for lease or sale through a network of 35 agents covering more than 80 countries. GE SeaCo owns 14 of these agents located in primary areas of container activity worldwide. Agents are compensated through commissions based on rental or sale revenue they generate and are guided by central GE SeaCo marketing staff.

        GE SeaCo maintains computerized records of every unit, whether on lease or off hire. Equipment on lease is checked regularly through rent billing and collection procedures. Agents and repair/storage depots are responsible for the safekeeping and maintenance of equipment when off hire. Customers are able to access GE SeaCo's computerized records directly through its www.geseaco.com website to check container specifications and inventories, schedule containers for drop-off, report lost units, transfer containers to other approved lessees, and other functions.

  Competition

        The container leasing business is highly competitive. GE SeaCo competes with nine major leasing companies and several other smaller lessors, as well as manufacturers of container equipment, companies offering finance leases (as distinct from operating leases), promoters of container ownership and leasing as a tax shelter investment, container shipping lines (which lease out their excess stocks of containers from time to time) and suppliers of alternative types of equipment for freight transport. Competition among container lessors depends upon several factors, including lease rates, the availability and quality of equipment, and customer service. See "Certain Trading Factors" below. GE SeaCo considers its ability to offer a wide range of standard and specialized container equipment, its technical expertise in tailoring specialized containers to customers' needs, and its strong container management controls to be important advantages in this competitive environment.

Other Container Activities

        SCL manufactures, assembles and refurbishes containers at its own factories in Yorkshire, England, Charleston, South Carolina, and Santos, Brazil. Collectively, SCL built approximately 9,000 TEU of containers in 2002. SCL also owns and operates depots for repairing, servicing and storing idle containers in Singapore, Santos, Brazil, and Charleston, South Carolina, and holds minority interests in depots in Auckland, New Zealand and Melbourne, Australia. A former owned container depot in Houston, Texas is closed and being sold. SCL operates small refrigerated container servicing and spare parts businesses in the U.S., Belgium, Brazil, Singapore, Australia and New Zealand. Each of these facilities conducts business with both GE SeaCo and third parties on arm's length terms. A former SCL factory in Singapore is being used mainly for depot purposes with limited manufacturing activity.

        On March 24, 2003, SCL announced that it planned to sell its container factory in Charleston, South Carolina. See "Proposed Restructuring of Debt" in Item 7—Management's Discussion and Analysis.

        In addition, SCL owns a small number of containers (49,000 TEU at December 31, 2002) which are not part of the GE SeaCo joint venture but which SCL continues to lease out directly to customers. During 2002, SCL took delivery of $12,000,000 of equipment added to this small fleet.

        Also, SCL owns a containership built in 1981 with 1,250 TEU capacity that is for sale or charter to third parties. A second containership was sold during 2002.

Certain Trading Factors

        Demand for leased containers depends largely on levels of economic growth and international trade, both global and regional. Cyclical recessions can negatively affect lessors' operating results because, during economic downturns or periods of reduced trade, ocean carriers may lease fewer containers and rely more on their owned fleets to satisfy their container requirements. Thus, a slowdown in economic growth or trade may adversely affect the results of GE SeaCo's and SCL's container activities.

        Other factors affecting demand for leased containers include the available supply and prices of new and used containers (including the market acceptance of new container types and overbuying by competitors and customers), economic conditions and competitive pressures in the shipping industry (including fluctuating ship charter and freight rates, containership fleet overcapacity or undercapacity, and expansion, consolidation or withdrawal of individual customers in the industry), shifting trends and patterns of cargo traffic, the availability and terms of equipment financing, fluctuations in interest rates and foreign currency values, import/export tariffs and restrictions, foreign exchange controls, cargo security and inspection measures, other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond GE SeaCo's and SCL's control.

        Defaults by lessees may result in containers being lost or returned at locations where GE SeaCo or SCL cannot efficiently re-lease or sell the equipment. In that event, GE SeaCo or SCL may lose lease revenue and incur additional operating expenses in repossessing, repairing and repositioning the equipment. In recent years, defaults by lessees as measured by allowances for specific doubtful accounts have not been material as a percentage of annual container leasing revenue.

        If lessees return equipment to locations where supply exceeds demand, GE SeaCo and SCL routinely repositions containers to higher demand areas. Repositioning expenses vary depending on geographic location, distance and other factors, and may not be fully covered by drop-off charges collected from the last lessees of the equipment or pick-up charges paid by the new lessees. Nor may demand be as great as anticipated after repositioning has occurred so that the equipment remains idle.

        Container leasing revenue is variable and largely a function of lease rates, equipment utilization and equipment availability. Rates depend on the type and length of lease, the type and age of containers, and the application of the SeaWorthy and SeaCover programs to equipment maintenance obligations under the lease. Lease rates rise or fall depending on competition, interest rates, new container prices, economic conditions and the other factors described above. In recent years, rates generally in the leasing industry have tended to decline, as have new container prices, and may continue to do so thereby adversely impacting the economic returns on higher valued equipment in the fleet.

        Utilization is the ratio of containers on lease to the total container fleet and may also fluctuate due to these same factors. In recent years, for example, overall fleet utilization has declined principally because of consolidations among shipping lines, a trade imbalance with Asia resulting in high equipment returns in North America and Europe, and overproduction of some types of new containers by factories and overbuying by shipping lines and leasing competitors. Further decline is not expected, however, as these factors moderate and SCL and GE Capital dispose of idle, older equipment in their original fleets in surplus locations. This occurred in 2002, for example, resulting in improved fleet utilization of GE SeaCo and SCL.

        In order to meet anticipated demand promptly, GE SeaCo maintains inventories of available containers at various depots and factories worldwide. Because demand is difficult to estimate, however, these inventories may be too large or small, and repositioning equipment in a timely manner may not be economically feasible. Also, container supply from manufacturers involves a time delay between order placement and equipment delivery, as a result of which revenue may be restrained when demand is strong or may not be realized by the time equipment is delivered.

        From time to time, GE SeaCo, SCL and GE Capital sell existing equipment, both units on lease to the lessee and idle equipment. The decision whether to sell depends on the equipment's book value, condition, location, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market sale prices and an assessment of the economic benefits of repairing and continuing to lease compared to those of selling. Because these factors vary, gains or losses on sale of equipment will also fluctuate and may be significant if the decision is made to sell large quantities of units. In recent years, GE SeaCo has stepped up its sale program on behalf of GE Capital and SCL to dispose of older containers.

        In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from discharge of container contents even though the owner is not at fault. GE SeaCo and SCL maintain insurance against property damage and third party liability and require lessees to obtain similar insurance and to provide indemnity against loss. Insurance and indemnity may not protect GE SeaCo or SCL fully against damage stemming from this risk, however.

        Countries impose limitations on the production of chlorofluorocarbon ("CFC") refrigerants because of their ozone depleting and global warming effects. All refrigerated containers in the GE SeaCo-owned fleet have been charged with non-CFC refrigerant gas, and most of the older SCL units have been converted. Future government regulation of refrigerants and synthetic insulation materials, however, might require refrigerated containers using non-conforming substances to be retrofitted with conforming ones such as non-CFC refrigerants. In that event, GE SeaCo or SCL would have to bear all or a large portion of the cost to convert their units.

HOTELS AND LEISURE

        OEH, in which SCL currently holds a 47% equity interest, owns and/or operates 30 highly individual deluxe hotels worldwide, four restaurants (one of which is a local group of four outlets), six tourist trains, and a river cruiseship. OEH is focused on the luxury end of the leisure market, and acquires only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the upscale leisure traveler. The names and locations of OEH's various properties and the number of hotel rooms or train/cruiseship passenger capacity are shown in the table below:

Property	Location	Number of Rooms or Passenger Capacity
Hotels
Hotel Cipriani and Palazzo Vendramin	Venice, Italy	103
Hotel Splendido and Splendido Mare	Portofino, Italy	82
Villa San Michele	Florence, Italy	45
Hotel Caruso	Ravello, Italy	Opening 2004
Reid's Palace Hotel	Madeira, Portugal	164
Hotel Quinta do Lago	Algarve, Portugal	141

Property	Location	Number of Rooms or Passenger Capacity
Lapa Palace Hotel	Lisbon, Portugal	109
Hotel de la Cité	Carcassonne, France	61
La Residencia	Mallorca, Spain	62
La Manoir aux Quat' Saisons	Oxfordshire, England	32
Windsor Court Hotel	New Orleans, Louisiana	324
Charleston Place	Charleston, South Carolina	442
Keswick Hall	Charlottesville, Virginia	48
Inn at Perry Cabin	St. Michaels, Maryland	81
La Samanna	St. Martin, French West Indies	81
Maroma Resort and Spa	Riviera Maya, Mexico	58
Copacabana Palace Hotel	Rio de Janeiro, Brazil	225
Miraflores Park Plaza	Lima, Peru	81
Monasterio Hotel	Cusco, Peru	127
Machu Picchu Sanctuary Lodge	Machu Picchu, Peru	31
Mount Nelson Hotel	Cape Town, South Africa	226
Westcliff Hotel	Johannesburg, South Africa	119
Orient-Express Safaris	Botswana	39
Observatory Hotel	Sydney, Australia	96
Lilianfels Hotel	Katoomba, Australia	85
Bora Bora Lagoon Resort	Tahiti, French Polynesia	80
Restaurants
'21' Club	New York, New York	—
Harry's Bar	London, England	—
La Cabana	Buenos Aires, Argentina	Opening 2003
Le Petit Blanc	England	—
Tourist Trains
Venice Simplon-Orient-Express	Continental Europe	180
British Pullman	Southern England	250
Northern Belle	Northern England	250
Eastern & Oriental Express	Southeast Asia	125
Great South Pacific Express	Eastern Australia	100
PeruRail	Peru	Various
River Cruiseship
Road to Mandalay	Burma (Myanmar)	126

        These properties provide a high quality of service, cuisine, furnishings and décor, appealing to the premium traveler market which is less apt to be influenced by pricing considerations. The principal markets for guests are the United States, Europe and Asia. Substantially all of the properties have won prestigious travel and leisure industry awards over the years which have enhanced their public recognition and reputation for excellence.

        OEH benefits from trends and developments favorably impacting the world hotel, travel and leisure markets, including strong demand growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S. and European populations, and increased online travel bookings. These trends suffered a setback in 2001 and 2002 due to a slowing world economy and the shock of terrorist attacks and the threat of an Iraqi war. OEH management believes that the public's confidence in world travel will return and demand for luxury hotel and tourist products will resume.

        For the future, OEH plans to grow its business by increasing prices, occupancy and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties where land or space is already available, by increasing the utilization of its tourist trains and cruiseship to add trips, and by acquiring additional distinctive luxury properties throughout the world. OEH plans to continue both owning and operating most of its properties. Factors in OEH's evaluation of potential acquisitions include the uniqueness of the property, attractions for guests in the vicinity, acceptability of initial investment returns, visible upside potential such as by pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.

        Using the "Orient-Express Hotels" name, OEH promotes and sells its properties through its own staff in offices around the world and independent sales representatives and organizations worldwide (including membership of many of the hotels in The Leading Hotels of the World and in Preferred Hotels and Resorts Worldwide). Repeat customers are an important source of business which OEH attracts through various cross-selling efforts. OEH also relies on public relations as a cost-effective marketing tool through travel publications and other media. Because of the unique nature of the properties, guests are more likely to hear about them through word-of-mouth or magazine or newspaper articles rather than direct advertising. In addition, OEH relies on its www.orient-express.com website to enhance distribution and reduce sales and marketing expenses.

        A more complete description of OEH's business, including individual properties, management strategies, marketing/sales and public relations, internet initiatives, industry awards, competition, employees, government regulation and certain trading factors, is set forth in Item 1—Business of OEH's Form 10-K annual report for the year ended December 31, 2002, and is incorporated herein by reference and filed as Exhibit 99(b) to this report (see Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K below).

Separation of Orient-Express Hotels Ltd.

        OEH was wholly-owned by SCL until August 10, 2000 when the Company successfully completed an initial public offering of Class A common shares of OEH and the listing of those shares on the New York Stock Exchange under the trading symbol "OEH". OEH has two classes of common shares, similar to the share structure of the Company including higher voting Class B common shares. Following the initial public offering, SCL held Class A and B shares of OEH together representing about 63% of the equity interest in OEH and about 95% of the combined voting power of OEH's Class A and B shares.

        At the time of the initial public offering and in anticipation of the separation of SCL and OEH, they entered into agreements providing for the separation of their business operations, for various ongoing relationships between the companies such as shared services and offices, tax matters, noncompetition and indemnity, and relating to the shares of the Company and OEH to be owned by their respective subsidiaries. See Item 13—Certain Relationships and Related Transactions below. Under the last agreement, a Share Owning Subsidiaries Restructuring Agreement dated as of July 21, 2000 (as amended and restated June 6, 2001, the "SOS Restructuring Agreement"), a wholly-owned subsidiary of OEH exercised an option on July 22, 2002 to acquire from the Company 18,044,478 Class B common shares of OEH for an aggregate purchase price of $180,445. These shares represented about 77% of the voting power of the outstanding Class A and B shares of OEH for most matters submitted to a vote of its shareholders. The primary purpose of the SOS Restructuring Agreement was to replicate in OEH the share owning subsidiary ownership structure that SCL has.

        Following the initial public offering of OEH's shares in August 2000, the Company intended to distribute to its shareholders a substantial number of the Class A and B common shares of OEH if

SCL completed planned public sales of some of those shares and satisfied other conditions. From August 2001 until early November 2002, the Company sold about 1,900,000 Class A shares of OEH in open market sale transactions pursuant to an SEC-registered public secondary offering by the Company of up to 5,000,000 existing OEH Class A shares.

        On November 13, 2002, SCL announced that it no longer planned to proceed with the previously proposed spinoff to its shareholders of the common shares of OEH, and that the Company planned to sell additional amounts of OEH common shares to reduce SCL's equity interest to below 50% in order to deconsolidate OEH from SCL's balance sheet and to sell more of OEH's common shares when market conditions improve. On November 14, 2002, the Company sold 3,100,000 Class A common shares of OEH in an underwritten public offering, thus completing the 5,000,000 share offering referred to above.

        As a result of the option exercise under the SOS Restructuring Agreement and the sales of OEH shares, the Company currently owns about 47% of the equity shares in OEH (disregarding the shares owned by OEH's subsidiary) having about 16% of the combined voting power of OEH's Class A and B shares for most matters submitted to a vote of OEH shareholders (including the shares owned by OEH's subsidiary). Accordingly, the Company no longer has power to elect OEH's Board of Directors or otherwise to control OEH's business direction and policies. Of the seven directors on OEH's Board, only three are also directors or officers of the Company. From November 14, 2002, therefore, OEH ceased to be a consolidated subsidiary of the Company and is accounted for in SCL's financial statements after that date using the equity method of accounting. See also Note 2 to the Financial Statements.

OTHER SCL ACTIVITIES

        In September 2001, SCL was awarded a 40-year concession by the Greek government to operate the Corinth Canal across the four-mile isthmus between mainland Greece and Peloponnisos and linking the Adriatic and Aegean Seas. About 12,000 vessels transit the canal each year with capacity for a substantial increase under SCL's marketing and management. The concession includes 130 acres of development land at the eastern end on which, because the canal is already a popular tourist attraction in Greece, SCL plans to build a mixed leisure facility. The concession was awarded to SCL at a cost of $1,000,000 and it has committed to spend $3,000,000 on canal improvements during the first five years. SCL pays an annual rent and, in cooperation with the Greek government, is free to set canal transit fees.

        SCL owns development land and a pleasure boat marina in the port of Newhaven on the south coast of England, as well as a section of industrial property leased to third parties. Previously SCL owned all of Newhaven port and the port of Heysham on the west coast of England, but sold Heysham and most of Newhaven in 2001. See Note 1(g) to the Financial Statements below. SCL still owns the port of Folkestone on the south coast which is largely closed for shipping activities while SCL investigates redevelopment for non-port use.

        The development land at Newhaven comprises about two acres next to the marina for which SCL has applied for planning permission to build about 100 residential apartments. During 2002, SCL completed the construction and sale of 66 other residential units just to the north of the development site. During 2001, SCL completed redevelopment of a former Georgian manor house and 19-acre estate near Arundel Castle and the south coast of England. SCL bought the property in 1998 and converted the buildings to 55 residential units, most of which have been sold. These projects are a continuation of SCL's successful residential developments at Bradford-on-Avon near Bath, England (59 units, completed 2000) and at Portsmouth, England (64 units, completed 1998).

        On March 24, 2003, SCL announced its planned to sell all of its remaining port land located in Newhaven and Folkestone. See "Proposed Restructuring of Debt" in Item 7—Management's Discussion and Analysis.

        SCL has obtained planning permission to redevelop the site of the IOMSPC office building in Douglas, Isle of Man as a modern 190,000 net square foot office block for occupancy by IOMSPC and third parties. SCL may seek to pre-let the space before beginning construction. SCL already manages a 420,000 net square foot modern office building in London, England called "Sea Containers House" fronting the south bank of the Thames opposite the City of London. SCL formerly owned and developed the building and sold it in 1988. SCL retained a long-term lease expiring 2011 of part of the space for occupancy by London-based employees of SCL subsidiaries.

        SCL owns undeveloped commercial land in Houston, Texas zoned for light industrial use. Having sold lots to developers in past years, SCL retains approximately 46 acres of the original 172-acre tract which remain for sale.

        In fruit farming, SCL owns a 70% interest in a 750-acre banana plantation located near Abidjan, Ivory Coast which produces about 9,000 tons annually for export principally to Europe. The present political unrest in the Ivory Coast has not materially affected SCL's production and export although the situation could change if civil war broke out. SCL also owns a 1,000-acre table grape farm in northeastern Brazil near Petrolina that produces two crops each year for sale on the domestic and export markets. Current output is about 2,000 tons annually and the farm includes substantial unused acreage for future cultivation.

        SCL owns a British magazine called "The Illustrated London News" ("ILN") which has been published continuously since 1842. At present, two editions are produced annually with about one-half of the circulation in Britain and one-half abroad. In addition, ILN publishes the on board magazines for SCL's ferries and GNER and the guest magazines for OEH, as well as nine other limited circulation lifestyle magazines for third parties under contract, and ILN maintains a substantial picture library dating back 160 years to the founding of the publication. ILN staff also provides design support to the various SCL businesses such as internet website development.

        SCL owns Fairways and Swinford Travel Ltd., a small licensed travel agency and tour operator based in London, which arranges corporate travel for SCL and third party customers.

ITEM 2. Properties

        The ferry ship and terminal facilities of SCL are described in Item 1—Business above. The subsidiaries engaged in the ferry business own or lease operating offices and sales outlets at various locations in the British Isles, Finland, Sweden and elsewhere in Europe. SCL leases substantially all of its GNER rolling stock, stations and depots as described in Item 1.

        SCL and GE SeaCo own cargo containers, and SCL owns container factories and depots (except the Singapore facilities and the Charleston, South Carolina factory which are located in leased premises) and a containership, all as described in Item 1. In addition, SCL leases regional offices in the following locations in connection with its container and other business activities: New York, New York; Baltimore, Maryland; London, England; Genoa, Italy; Bangkok, Thailand; and Sydney, Australia.

        OEH owns 27 hotels, two restaurants, three European tourist trains and a cruiseship, and owns interests of 50% or less in three hotels, its Southeast Asian and Australian tourist trains and PeruRail, and two restaurant businesses, all as described in Item 1. The small regional sales and marketing offices of the hotels, tourist trains and cruiseship are occupied under lease.

        SCL also owns two fruit farms and development land as described in Item 1. The Corinth Canal is occupied under government concession.

ITEM 3. Legal Proceedings

        As described above in Item 1—Business under "Hatfield and Selby Accidents", GNER experienced severe disruption of its services following an accident in October 2000, for which Network Rail as successor to Railtrack is required to pay compensation under the track access agreement with GNER. Because of disputes, both GNER and Network Rail withheld contractual payments due during 2001 and arbitration proceedings were commenced to determine liability and the amounts due. Payments have resumed since March 2002. Pursuant to separate arbitration awards in December 2001 and January 2002 under different parts of the track access agreement, Network Rail's liability to compensate GNER was confirmed and proceedings are continuing on the amounts due. To date, GNER has been awarded substantial partial compensation which GNER has received or previously withheld from Network Rail. Network Rail has appealed to the U.K. Rail Regulator one of the awards confirming its liability, and the parties are awaiting that decision. Also, the U.K. Strategic Rail Authority, the franchisor under GNER's passenger rail franchise agreement, has claimed a financial interest in part of any compensation payable by Network Rail, but GNER has been advised by its legal counsel that it has no obligation to the Authority under that agreement.

        Other than the foregoing, SCL is involved in no material legal proceedings, other than ordinary routine litigation incidental to its businesses.

        As previously reported, the Company had been named defendant in two lawsuits in the same New York state court by investors alleging to be holders of the Company's publicly traded notes and debentures and claiming, inter alia, certain defaults under the indentures governing those notes and debentures occurred or would occur because of a proposed spinoff distribution of OEH shares by the Company. The first lawsuit was dismissed by the court on June 15, 2001 primarily because the plaintiffs failed to comply with the pre-suit requirements in the indentures and lacked standing to sue. The dismissal was upheld on December 19, 2002 following the plaintiffs' appeal, and no further appeal will be filed. The second lawsuit was dismissed by the court on November 28, 2001 on similar grounds, and the plaintiffs in that case did not appeal.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company submitted no matter to a vote of its security holders during the fourth quarter of 2002.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The principal market on which the Class A and B common shares of the Company are traded is the New York Stock Exchange. Their trading symbols are SCRA and SCRB, respectively. Both classes are also listed on the Pacific Exchange and the London Stock Exchange. The following table presents the quarterly high and low sales prices of the common shares in 2001 and 2002 as reported for New York Stock Exchange composite transactions:

	2001		2002
	High	Low	High	Low
Class A Common Shares
First quarter	$25.15	$18.15	$17.90	$12.15
Second quarter	19.00	13.70	18.62	14.20
Third quarter	19.30	7.51	14.70	9.90
Fourth quarter	13.99	8.20	11.05	8.19
Class B Common Shares
First quarter	25.00	18.30	17.60	12.20
Second quarter	18.80	14.00	18.20	14.20
Third quarter	19.00	8.25	14.50	10.09
Fourth quarter	13.55	8.55	10.90	8.40

        The Company paid cash dividends on its Class A and B common shares during 2001 and the first three quarters of 2002 at the quarterly rates of $0.075 per Class A share and $0.068 per Class B share. The Company suspended payment of quarterly cash dividends in the fourth quarter of 2002 for the foreseeable future.

        The Company is party to certain credit facilities which restrict the Company's ability to pay dividends on its Class A and B common shares and which also impose debt/equity ratio, minimum shareholders' equity and other financial requirements which may restrict payment of dividends. The Company is in compliance with all of these restrictions. See Note 16(e) to the Financial Statements (Item 8 below), and "Certain Financial Requirements" in Item 7—Management's Discussion and Analysis below.

        In addition, the terms of the Company's $7.25 convertible cumulative preferred shares contain restrictions on the payment of dividends on its Class A and B common shares if accrued dividends or the mandatory redemption price of the preferred shares have not been paid. The Company is current in the payment of all amounts due on its preferred shares. See Note 14 to the Financial Statements.

        The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

        At March 14, 2003, the number of record holders of the Class A and B common shares of the Company was approximately 1,200 and 300, respectively.

ITEM 6.    Selected Financial Data

Sea Containers Ltd. and Subsidiaries

	Year ended December 31,
	2002	2001	2000	1999		1998
	(Dollars in thousands, except per share amounts)
Revenue	$1,614,860	$1,215,759	$1,297,103	$1,306,742		$1,259,598

Net earnings on class A and class B common shares	$41,928	$4,546	$44,873	$60,564	*	$54,265

Net earnings per class A and class B common share:
Basic	$2.08	$0.24	$2.42	$3.30	*	$3.34

Diluted	$2.07	$0.24	$2.42	$3.27	*	$3.11

Cash dividends per class A common share	$0.225	$0.30	$0.975	$1.10		$0.885

Cash dividends per class B common share	$0.204	$0.272	$0.878	$0.9945		$0.8045

Total assets	$2,796,834	$2,652,446	$2,608,990	$2,515,417		$2,314,455

Long-term obligations	$1,784,274	$1,673,803	$1,628,104	$1,700,285		$1,510,278

Redeemable preferred shares	$15,000	$15,000	$15,000	$15,000		$15,000

Shareholders' equity	$571,832	$477,905	$509,557	$470,481		$459,555

*
Year ended December 31,1999 excludes the cumulative effect of change in accounting principle of $12,306,000. Including the effect of change in accounting principle, net earnings on class A and class B common shares would be $48,258,000 and net earnings per class A and class B common share would be $2.63 basic and $2.62 diluted.

See notes to consolidated financial statements (Item 8 below).

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        At December 31, 2002, SCL's cash balances totalled $218,022,000. Additionally, there were undrawn working capital bank lines amounting to approximately $39,200,000, of which $10,700,000 was undrawn under secured revolving credit facilities.

        Changes in the cash position over the last three years can be summarized as follows (dollars in thousands):

	2002	2001	2000
Net cash provided by operating activities	$193,732	$105,300	$88,962
Proceeds from sale of fixed assets and other	8,834	76,249	27,574
Issuance of long-term debt	202,201	162,916	236,095
Issuance of shares	127	47	4,534
Issuance of OEH shares by OEH	—	—	85,527
Sale of OEH shares by SCL	68,650	1,518	112,986

	473,544	346,030	555,678
Capital expenditures	(123,718)	(90,612)	(161,662)
Acquisitions and investments, net of cash acquired	(85,503)	(40,799)	(56,580)
Cash reduction from deconsolidation of OEH	(56,355)	—	—
Principal payments under long-term debt	(163,345)	(139,893)	(147,726)
Debentures and senior notes retired	(9,700)	(9,059)	(159)
Dividends on shares	(5,414)	(6,592)	(18,962)
Purchase and retirement of OEH shares	—	(1,407)	—

	29,509	57,668	170,589
Working capital facilities and redrawable loans (repaid)/drawn	(41,824)	34,092	(142,179)
Effect of exchange rate on cash	13,401	(2,657)	(4,340)

Increase in cash	$1,086	$89,103	$24,070

        In 2002, SCL had a positive cash flow from operations (after interest) of $193,732,000 (2001—$105,300,000, 2000—$88,962,000) and proceeds from the sale of fixed assets and other of $8,834,000 (2001—$76,249,000, 2000—$27,574,000), all of which were principally utilized to make loan repayments and fund capital expenditures, acquisitions and dividends, as was the case in 2001 and 2000. Cash flow from operations increased in 2002 from 2001 mainly due to increased earnings from passenger transport, including the effect of consolidating Silja from May 1, 2002, increased gains from the sale by SCL of OEH shares and decreases in net finance costs and working capital, all partly offset by decreased earnings from container operations and leisure operations, including the effects of deconsolidating OEH in the fourth quarter of 2002. Cash flow from operations increased in 2001 from 2000 mainly due to increased earnings from passenger transport operations and decreased working capital, offset in part by reduced earnings from container operations and leisure operations (including the beneficial effect of acquisitions in 2001 and 2000), an increase in net finance costs resulting from a reduction in interest and related income (which in 2000 included a foreign currency swap gain of $13,000,000) partially offset by reduced interest expense due to lower rates on floating-rate debt, and undistributed earnings of affiliates (including Silja and GE SeaCo investments).

        Proceeds from bank borrowings in 2002 amounted to approximately $202,200,000 (2001—$162,900,000, 2000—$236,100,000), of which $nil (2001—$24,900,000, 2000—$32,000,000) was drawn under loans secured by containers and related factory and depot assets, repayable mainly over five to ten years, $114,713,000 (2001—$8,800,000, 2000—$118,000,000) was drawn under loans secured by passenger transport assets, repayable over five to ten years, and $87,488,000 (2001—$129,200,000,

2000—$86,000,000) was drawn under term loans mainly secured by leisure and other assets and investments, repayable over five to seven years.

        Also in 2002, SCL sold in an SEC-registered public offering a total of 4,921,500 shares of OEH that SCL owned (2001—75,200 shares) realizing net proceeds of $68,700,000 (2001—$1,500,000). This included the sale on November 14, 2002 of 3,100,000 OEH shares that resulted in the deconsolidation of OEH. See Note 2 to the Financial Statements (Item 8 below). SCL used the sale proceeds principally to repay debt and fund capital expenditures. In January 2003, OEH filed a registration statement with the SEC relating to a further offering by SCL of all of its remaining 14,403,300 shares in OEH.

        In 2002, SCL made capital expenditures totalling approximately $124,000,000 relating primarily to the purchase and improvement of passenger transport and leisure assets. The majority of these expenditures was financed from medium- or long-term bank borrowings. SCL acquired the remaining 50% of Silja which it did not already own for approximately $70,000,000 which was satisfied by the issue of $37,954,000 of SCL class A common shares and payment of the balance in cash which was largely funded by bank loans. Also in 2002, OEH acquired three hotels at a total price of about $47,500,000, funded in part by bank loans.

        The following table summarizes SCL's material known payment obligations, excluding accounts payable and accrued liabilities, in 2003 and later years as of December 31, 2002. The data are derived from Notes 6 (Assets under capital lease), 8 (Working capital facilities), 9 (Long-term debt), 10 (Senior notes and subordinated debentures), 14 (Redeemable preferred shares) and 18 (Commitments and contingencies) to the Financial Statements below (dollars in thousands):

	Year ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Working capital facilities	$1,651	$—	$—	$—	$—	$—	$1,651
Long-term debt	154,416	342,027	140,513	131,363	146,853	336,071	1,251,243
9 1/2% senior notes	95,223	—	—	—	—	—	95,223
10 1/2% senior notes	63,575	—	—	—	—	—	63,575
10 3/4% senior notes	—	—	—	115,000	—	—	115,000
7 7/8% senior notes	—	—	—	—	—	149,750	149,750
12 1/2% senior subordinated debentures	—	98,883	—	—	—	—	98,883
Capital leases	4,602	3,852	2,117	639	517	36	11,763
Redeemable preferred shares	—	—	15,000	—	—	—	15,000
Operating leases*	230,880	266,257	79,152	6,000	6,044	57,428	645,761
Purchase commitments	14,000	—	—	—	—	—	14,000

	$564,347	$711,019	$236,782	$253,002	$153,414	$543,285	$2,461,849

* Operating lease payments include $554,020,000 relating to GNER rental payments in respect of rolling stock and access charges for railway infrastructure. These commitments are payable only while GNER holds the passenger rail franchise which currently expires in 2005.

Proposed Restructuring of Debt

        The following portions of SCL's long-term indebtedness included in the table above come due in 2003 and 2004:

  •
  $95,223,000 of 9 1/2% senior notes due July 1, 2003;

  •
  $63,575,000 of 10 1/2% senior notes due July 1, 2003;

  •
  $128,000,000 under a revolving credit loan from a syndicate of banks secured by container equipment, due October 25, 2004; and

  •
  $98,883,000 (including $398,000 of unamortized discount) of 12 1/2% senior subordinated debentures due December 1, 2004.

        SCL management anticipates that SCL's cash flow from operations will not be sufficient to discharge these four upcoming payment obligations and possibly other debt obligations in 2003 and 2004. Accordingly, SCL is proposing to restructure part of this indebtedness to extend the maturity dates of some of it and to sell or refinance certain assets to raise cash to repay the balance, to the extent it cannot be paid from cash flow from operations.

        As part of SCL's effort to extend the maturity dates, SCL plans to initiate exchange offers of 13% senior notes due July 1, 2006 for SCL's 9 1/2% and 10 1/2% senior notes shown above, and 12 1/2% senior notes due December 1, 2009 for SCL's 12 1/2% senior subordinated debentures shown above, plus in each case a cash exchange fee based on every $1,000 principal amount of notes or debentures tendered and accepted for exchange. Management also intends to seek to extend the maturity of its revolving credit container loan shown above.

        To the extent that SCL is unable to extend the maturities of this indebtedness and is required to make cash repayments, including with respect to other debt maturing in 2003 and 2004, SCL management intends to utilize the cash flow from SCL's operations and the proceeds from one or more of the following asset sales or refinancing transactions currently under consideration:

  •
  sales by SCL from time to time in one or more public offerings of remaining common shares of OEH that SCL owns;

  •
  sales of other SCL assets, including its IOMSPC ferry unit in the Irish Sea, its remaining port interests in the U.K., and its Charleston, South Carolina container factory;

  •
  a refinancing of the Silja ships; and

  •
  sales by SCL from time to time of its own newly-issued class A common shares or indebtedness of SCL or its subsidiaries.

        Management may also consider other transactions in order to raise funds. Management believes that the available cash from operations and readily saleable assets will be sufficient to service its 2003 obligations.

        The ultimate success of this proposed restructuring of debt will depend on the successful and timely consummation of the various components of the plan. Those components are being undertaken over a period of several months, and there can be no assurance that any component will be consummated, or consummated on a timely basis, or that SCL will raise funds or extend maturities to the extent necessary. The plan is subject to various risks, such as uncertain market conditions, fluctuation in interest rates and currency values, the uncertainty of negotiating and completing proposed transactions and unacceptability of terms offered to SCL. In addition, even if maturities of indebtedness are successfully extended, SCL will have to repay the debt when due and may not have sufficient cash flow from operations, or refinancing ability, to do so. As indicated in the summary table above, SCL has substantial additional debt coming due in 2005 and later years. Any failure by SCL to repay any indebtedness when due would result in a default under the indebtedness and cause cross-defaults under other indebtedness.

Certain Financial Requirements

        SCL is party to material credit/financing agreements described in Notes 9 and 10 to the Financial Statements which impose certain financial requirements.

        One is a $209,100,000 revolving credit facility secured by container equipment with a group of banks. This facility imposes financial covenants on SCL, including (i) a requirement to maintain a minimum consolidated tangible net worth (including preferred shares), (ii) a requirement not to exceed a specified leverage ratio, (iii) requirements to maintain a minimum debt service coverage ratio and minimum interest coverage ratios, (iv) a requirement that SCL not suffer losses in any two consecutive years, and (v) limitations on the payment of dividends, redemption of capital stock or subordinated indebtedness, and investments in third parties, which limitations are calculated by reference to the sum of a base amount, one-half of cumulative net earnings from 1992, and the net proceeds from certain capital stock offerings, less the cumulative amounts of certain restricted payments and repurchases of preferred shares and subordinated debt, and less certain investments in unrelated parties.

        The $98,883,000 principal amount of unsecured 12 1/2% senior subordinated debentures due 2004 contain covenants restricting (i) the incurrence by SCL of indebtedness unless SCL meets a minimum cash flow coverage ratio, as defined, (ii) the payment of dividends, redemption of capital stock or subordinated indebtedness, and investments in third parties (which restriction is similar to the equivalent one in the container facility described above), (iii) transactions between SCL and its affiliates unless they are on arm's-length terms, (iv) limitations on the ability of certain material subsidiaries of the Company to restrict payments to the Company, (v) the disposition of proceeds of asset sales by SCL, (vi) any lines of business that are not similar or related to SCL's existing businesses, and (vii) the ability of SCL to amalgamate, consolidate or merge with or into another entity or to dispose of its assets substantially as an entirety. If SCL fails to maintain a specified amount of consolidated tangible net worth, or if a change of control of SCL occurs, the Company is obligated to make an offer to purchase 10% of the debentures at par in the case of the net worth test and 100% of the debentures at 101% of the principal amount in the case of a change of control.

        The $95,223,000 principal amount of 9 1/2% senior notes due 2003, $63,575,000 principal amount of 10 1/2% senior notes due 2003, $149,750,000 principal amount of 7 7/8% senior notes due 2008 and $115,000,000 principal amount of 10 3/4% senior notes due 2006 (all unsecured obligations and including $765,000 of unamortized discount on the 10 3/4% notes) contain restrictive covenants substantially the same as those in the 12 1/2% debentures described above. In addition, the notes contain covenants restricting (i) incurrence by SCL of liens on its assets or property unless the notes are secured equally, subject to certain exceptions, and (ii) sale and leaseback transactions by SCL, subject also to certain exceptions.

        A consolidated subsidiary of the Company has a $283,115,000 container securitization facility. Under it, the subsidiary, a bankruptcy-remote company formed to facilitate asset securitization, issued a senior note and the Company issued an effectively subordinated note. The senior note requires the subsidiary to maintain a minimum interest coverage ratio, and requires SCL to maintain a minimum cash flow coverage ratio, as well as to comply with the covenants in the subordinated note. Failure to comply with these requirements would result in accelerated amortization, but not default, of the senior note. Upon a change of control of the Company, the senior note would come due. The subordinated note requires that SCL (i) not exceed a specified leverage ratio, (ii) maintain a minimum consolidated tangible net worth, and (iii) maintain a minimum interest coverage ratio.

        Silja has a $280,000,000 (euro 270,000,000) term and revolving credit loan facility containing financial covenants that apply to Silja and its subsidiaries, including maintenance of (i) minimum liquidity levels, (ii) minimum debt service coverage and (iii) minimum net worth. Except with assistance to maintain the required Silja liquidity, the Company and its other subsidiaries are not a party to this facility. Silja is planning to refinance this facility and the ships that secure it during 2003. See "Proposed Restructuring of Debt" above.

        At December 31, 2002, the Company and its subsidiaries were in full compliance with all of the foregoing credit/financing agreements as well as less material ones to which they are party. Although management believes that SCL's current operating plans will not be restricted by the various financial covenants described above, changes in economic or business conditions, results of operations or other factors may in the future result in circumstances in which the covenants restrict SCL's plans or business operations.

Leverage; Foreign Currency Fluctuations

        At December 31, 2002, SCL's consolidated long-term indebtedness was $1,784,274,000 (2001—$1,673,803,000) and its redeemable preferred shares and consolidated shareholders' equity totalled $586,832,000 (2001—$492,905,000). Redeemable preferred shares amounted to $15,000,000 (2001—$15,000,000). The terms of SCL's indebtedness described above permit SCL to incur substantial additional indebtedness from time to time. The degree to which SCL is leveraged may affect its ability to obtain additional financing in the future for working capital, capital expenditures, product and service development and general corporate purposes, to utilize cash flow from operations for purposes other than debt service, and to overcome seasonal or cyclical variations in its business. The ability of SCL to satisfy its obligations and to reduce its debt is dependent upon the future performance of SCL, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of SCL.

        The acquisition by SCL of new assets and properties, both for growth as well as for replacement, is capital intensive. The availability of new capital to finance these expenditures depends on prevailing market conditions and the acceptability of financing terms offered to SCL. Assuming the success of the proposed restructuring of debt described above, management believes that capital expected to be available to SCL under various lines of credit, financing agreements and other sources, and from dispositions of existing assets and properties, as well as cash generated from operations, should be sufficient to meet SCL's capital requirements for the foreseeable future. No assurance, however, can be given that financing will continue to be available, or available on acceptable terms.

        Approximately 64% of SCL's consolidated long-term indebtedness at December 31, 2002 (2001—66%) accrued interest at rates that fluctuate with prevailing interest rates and, accordingly, increases in such rates may increase SCL's interest payment obligations. At December 31, 2002, SCL had entered into interest rate swaps with financial institutions in order to manage its floating interest rate exposure, thereby reducing the fluctuating interest rate indebtedness to 53%. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk and Note 19 to the Financial Statements.

        Substantial portions of SCL's revenues and expenses are denominated in foreign currencies, especially the British pound sterling and the euro. A large part of SCL's passenger transport business operates in and around Great Britain and certain corporate costs and selling, general and administrative expenses of SCL relate to its London offices. Fluctuations in the values of these currencies in U.S. dollar terms may affect SCL's financial condition and results of operations. The impact of these fluctuations is mitigated to the extent that SCL has both revenue and expenses denominated in the same currencies. If revenue and expense items become imbalanced, SCL may enter into forward foreign exchange contracts from time to time in order to hedge the imbalance. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk and Note 19 to the Financial Statements.

Results of Operations (2002 compared to 2001 and 2001 compared to 2000)

Revenue and Other

        The total revenue and other increase of $367,412,000 in 2002 and decrease of $90,924,000 in 2001 included a decrease of $9,372,000 and an increase of $4,673,000, respectively, from equity in the earnings/losses of unconsolidated companies and, in 2002, increased asset sale losses of $2,150,000 including an increased gain of $2,332,000 from the sale by the Company of OEH shares while in 2001, gains of $20,200,000 from the Heysham and Newhaven port sales and, in 2000, a $36,000,000 gain from the sale by the Company of OEH shares were included. Of the remaining increase of $399,101,000 in 2002 and decrease of $79,797,000 in 2001, an increase of $444,263,000 and decrease of $41,363,000, respectively, related to passenger transport operations, decreases of $10,461,000 and $25,885,000, respectively, related to container operations, decreases of $43,220,000 and $15,223,000, respectively, related to leisure operations, and increases of $8,519,000 and $2,674,000, respectively, related to other activities.

        The $9,372,000 decrease in equity in earnings/losses of unconsolidated companies in 2002 mainly related to the effect of the acquisition and consolidation of Silja effective May 1, 2002 (see Note 3(a) to the Financial Statements) offset in part by an equity share of OEH for the fourth quarter of 2002 following the deconsolidation of OEH (see Note 2) and by increased earnings from GE SeaCo.

        The $4,673,000 increase in the equity in the earnings/losses of unconsolidated companies in 2001 included GE SeaCo and the 50% investments in Silja, two hotels in Peru and the PeruRail operation (see Note 3 to the Financial Statements).

        The passenger transport revenue increase in 2002 of $444,263,000 included $357,858,000 from Silja operations, which was consolidated effective May 1, 2002, leaving an increase of $86,405,000 on other operations which included adjustment for the favorable effect of the strengthening of the British pound against the U.S. dollar, amounting to $33,674,000, resulting in an increase of $52,731,000. This increase arose mainly from GNER operations amounting to $45,900,000, the Irish Sea services amounting to $6,500,000, Hoverspeed's cross-Channel services amounting to $4,000,000 and New York harbor ferry services amounting to $3,700,000, partly offset by reduced revenue from port operations amounting to $5,000,000 following the sale of the ports of Heysham and Newhaven in 2001 together with reduced revenue from charters and other operations of $2,400,000.

        The passenger transport revenue decrease of $41,363,000 in 2001 included adjustment for the adverse effect of the strengthening of the U.S. dollar against the British pound, amounting to $39,502,000, resulting in a decrease of $1,861,000. This decrease arose primarily from Hoverspeed's cross-Channel services amounting to $20,500,000, the cessation of the Sweden-Denmark ferry service in 2000 amounting to $4,900,000, the Irish Sea services amounting to $2,200,000, and port operations amounting to $8,800,000 (following the sales of Heysham and Newhaven ports during 2001), partly offset by $31,000,000 from GNER and $2,900,000 from the New York harbor ferry service. Revenues from Hoverspeed's cross-Channel services and the Irish Sea services were adversely impacted by the foot and mouth epidemic in Britain in 2001.

        The container division decrease in 2002 of $10,461,000 related to a reduction of $15,300,000 on leasing operations reflecting mainly the effect of lower lease rates offset by improved equipment utilization compared to 2001 together with reduced cargoship revenues of $3,300,000, partly offset by increased sales revenue of $8,200,000 from SCL's container manufacturing and depot facilities.

        The container division decrease in 2001 of $25,885,000 mainly related to leasing operations reflecting the effect of lower equipment utilization and lease rates due to sluggish world trade compared to 2000.

        The 2002 revenue decrease of $43,220,000 from leisure operations primarily reflected the absence of $56,490,000 of revenue resulting from the deconsolidation of OEH in the fourth quarter of 2002 partly offset by the revenue increase of $13,270,000 for the nine months to September 30, 2002 compared with the same period in 2001. The increase to September 30, 2002 of $13,270,000 included total revenue of $20,063,000 from hotels acquired effective in the first quarter of 2002 and Bora Bora Lagoon Resort of $1,476,000, acquired in the second quarter of 2001, together with $1,322,000 from tourist train and cruise operations. These increases were partly offset by reduced revenue of $3,523,000 from the North American properties, $2,706,000 from the Copacabana Palace Hotel, $2,201,000 from the European hotels and $900,000 from the Australian hotels. Excluding the 2002 and 2001 acquisitions, the overall revenue decrease on leisure operations was mainly due to the adverse impact on travel and tourism from the terrorist attacks on September 11, 2001, the continuing threat of terrorism and an Iraqi war and the weakened worldwide economy.

        The 2001 revenue decrease of $15,223,000 from leisure operations included $13,256,000 relating to OEH's hotels and restaurants and $1,967,000 to tourist train and cruise operations. The decrease in hotel operations included $11,100,000 relating to the North American properties, $5,400,000 to the Copacabana Palace, $2,100,000 to the Mount Nelson, $500,000 to Orient-Express Safaris and $500,000 to the Australian hotels, partly offset by revenue of $5,700,000 from the Bora Bora Lagoon Resort (acquired in 2001) and increased revenue of $800,000 from the European properties. The revenue decrease on leisure operations was mainly due to the adverse impact on travel and tourism following the terrorist attacks on the United States on September 11, 2001 which resulted in significant levels of cancellations.

        Revenue from other activities increased by $8,519,000 in 2002 and $2,674,000 in 2001, with the increase in 2002 relating mainly to the award of the Corinth Canal concession in 2001 ($4,100,000) and increased revenue from the grape farm ($2,100,000), property-related activities ($1,300,000) and publishing ($1,200,000). The increase in 2001 related mainly to property-related activities and the award of the Corinth Canal concession in September 2001.

Depreciation and Operating Expenses

        Depreciation and operating expenses increased in the aggregate in 2002 by $273,989,000 (a decrease as a percent of revenue from 79% to 76%) and decreased in 2001 by $54,982,000 (an increase as a percent of revenue from 78% to 79%).

        The 2002 increase in passenger transport operations of $296,119,000 included $260,188,000 relating to Silja operations leaving an increase on other operations of $35,931,000 which included adjustment for the adverse effect of the strengthening the British pound against the U.S. dollar amounting to $28,909,000 resulting in an increase of $7,022,000. This increase mainly related to increased costs from GNER ($4,000,000), the Irish Sea services ($3,200,000), New York harbor ferry services ($2,600,000) and charter and other operations ($1,500,000) partly offset by the absence of port operations costs ($3,400,000) and reduced costs from Hoverspeed's cross-Channel services ($900,000). In 2002, the estimated useful lives of certain vessels for depreciation purposes were extended from 20 to 30 years. The impact of this change in estimate resulted in a decrease in the above costs of $5,800,000 for the year ended December 31, 2002.

        The 2001 decrease in passenger transport operations of $45,109,000 included adjustment for the favorable effect of the strengthening of the U.S. dollar against the British pound which amounted to $34,315,000 resulting in a decrease of $12,794,000. This primarily related to Hoverspeed's cross-Channel services ($16,800,000, comprising $9,700,000 from the Dover-Calais service and $8,400,000 from the Dover-Ostend service, partly offset by $1,300,000 from the Newhaven-Dieppe service) and the Irish Sea services ($5,700,000) together with reduced costs from the discontinued Sweden-Denmark service ($7,600,000) and port operations ($4,100,000), partly offset by increased costs from GNER ($17,900,000) and from other passenger transport activities ($1,500,000).

        The 2002 decrease of $4,385,000 in container operations related to cost reductions on leasing operations of $5,800,000 and cargoship operations of $3,600,000 partly offset by increased costs from SCL's container manufacturing and depot facilities of $5,000,000.

        The 2001 decrease of $3,846,000 in container operations mainly related to cost reductions on leasing operations and SCL's container manufacturing and depot facilities.

        The leisure expenses decrease of $21,746,000 in 2002 primarily reflected the absence of $32,423,000 of costs resulting from the deconsolidation of OEH in the fourth quarter partly offset by the increase in costs of $10,677,000 for the first nine months of 2002 compared with the same period in 2001. The increase in leisure division costs of $10,677,000 included an increase of $9,043,000 on hotel operations of which $10,968,000 related to the acquisitions in 2002 and 2001 and $456,000 to European properties, offset by decreases on the existing hotels of $2,381,000. The overall increase also included $1,634,000 on tourist train and cruise operations.

        Leisure expenses decreased by $1,350,000 in 2001, of which $1,921,000 related to OEH's hotels and restaurants, offset by a $571,000 increase from tourist trains and cruises. The decrease in hotel and restaurant costs included $3,100,000 relating to the North American properties, $1,400,000 to the Mount Nelson and $1,300,000 to the Copacabana Palace, partly offset by costs from the Bora Bora Lagoon Resort of $3,100,000, acquired in 2001, and increased costs from the other hotel properties of $800,000.

        Depreciation and operating expenses relating to other activities increased by $3,999,000 in 2002 and by $655,000 in 2001 with the increase in 2002 mainly relating to the Corinth Canal concession, publishing and property-related activities while 2001 mainly related to property-related activities.

Selling, General and Administrative Expenses

        These expenses increased by $57,456,000 in 2002 (14% of revenue in both periods) and by $5,721,000 in 2001 (an increase as a percent of revenue from 13% to 14%).

        The overall increase of $62,170,000 on passenger transport operations in 2002 included $42,686,000 relating to Silja. The remaining increase of $19,484,000 on other passenger transport operations included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $3,500,000 resulting in an increase of $15,984,000 which was primarily due to GNER ($20,200,000), partly offset by reduced costs from Hoverspeed's cross-Channel services ($2,100,000) and the absence of port operations costs in 2002 ($600,000).

        The overall increase of $3,722,000 in passenger transport operations in 2001 included adjustment for the favorable effect of the strengthening of the U.S. dollar against the British pound, which amounted to $3,800,000 resulting in an increase of $7,522,000 which was primarily due to GNER ($5,950,000), Hoverspeed's English channel services ($500,000) and the New York harbor services ($700,000), offset by cost savings on other transport services, including the discontinued Sweden-Denmark service and port operations.

        The increased container expense of $714,000 in 2002 was mainly due to increased costs from leasing operations partly offset by reduced costs from SCL's container manufacturing and depot facilities.

        The decreased container division expense of $635,000 in 2001 was mainly due to reduced costs from SCL's container manufacturing and depot facilities.

        The decrease of $10,039,000 in leisure expenses in 2002 primarily reflected the absence of $18,581,000 of costs resulting from the deconsolidation of OEH in the fourth quarter of 2002, partly offset by the increase in costs for the first nine months of 2002 compared with the same period in 2001 of $8,542,000. The increase of $8,542,000 included $6,367,000 relating to the acquisitions made in 2002 and 2001 and $1,673,000 to the European hotels.

        The increase in leisure expenses of $2,535,000 in 2001 included $1,985,000 from the Bora Bora Lagoon Resort, acquired in 2001, with the balance on the other hotel properties (mainly the European hotels, partly offset by La Samanna and the Copacabana Palace) and trains and cruise operations.

        Other activities costs increased by $4,611,000 in 2002 and by $97,000 in 2001. The increase in 2002 mainly related to the Corinth Canal concession ($1,139,000), the grape farm ($1,247,000) and property-related activities ($512,000) together with increased corporate costs ($1,530,000).

Net Finance Costs

        The net finance cost decrease of $1,211,000 in 2002 included an increase in interest and related income of $2,390,000 (including increased foreign exchange gains of $3,800,000 and a gain on redemption of Silja convertible bonds of $1,000,000 in 2002, partly offset by the gain of $2,141,000 on retirement of senior notes and debentures in 2001) offset by an increased interest expense of $1,179,000 which included Silja's interest expense of $13,851,000 and the effect of increases in debt relating to the cost of passenger transport and leisure asset purchases in 2002 and 2001 partly offset by the effect of the OEH deconsolidation in the fourth quarter of 2002 of $3,828,000 together with lower interest rates on existing floating rate debt.

        The net finance cost decrease of $5,173,000 in 2001 included a reduction in interest and related income of $10,138,000 (of which $13,000,000 related to a gain from the sale of an interest rate swap in 2000, offset by increased foreign exchange gains of $2,918,000 and a gain on retirement of debt of $2,141,000 in 2001). The Company purchased in 2001 in the open market $11,200,000 principal amount of its publicly traded senior notes and senior subordinated debentures for approximately $8,920,000, realizing a gain of $2,141,000. Interest accruing to the dates of purchase was also paid and is included in interest expense for 2001. Excluding these items, finance costs decreased by $13,170,000 mainly due to the effect of lower interest rates on floating rate debt, offset by the effect of increases in debt relating to the cost of passenger transport and leisure asset purchases in 2000 and 2001.

Minority interests

        Following the acquisition of Silja in May, a minority interest of $2,333,000 for the two months to June 30, 2002 related to the share of Silja's net earnings attributable to the Silja shares not held by SCL during that period. The minority interest in OEH decreased in 2002 by $2,427,000 primarily due to the effect of the deconsolidation of OEH in the fourth quarter of 2002 when SCL began accounting for its investment in OEH net earnings under the equity method of accounting (see Note 2 to the Financial Statements).

Taxes on Income

        The income tax charges in 2002 and 2001 related to subsidiaries in taxpaying jurisdictions. No income taxes are levied in Bermuda, which is the Company's place of incorporation.

Net Earnings

        Net earnings on common shares in 2002 were $37,382,000 higher than in 2001. Earnings before net finance costs increased by $35,967,000 or $36,061,000 after adjusting for minority interests above, made up of $49,925,000 from passenger transport operations and $2,241,000 from other activities partly offset by decreased earnings from leisure operations of $9,036,000 and from container operations of $7,069,000. The increased profitability of the passenger transport division in 2002 compared to 2001 was mainly due to Silja ($29,804,000) following acquisition in May 2002 and to GNER ($23,577,000) together with Hoverspeed's cross-Channel services and Irish Sea services, partly offset by the absence of port operations profits including sale gains of $20,200,000 in 2001. The leisure division reduction in profits mainly related to hotel and restaurant activities and the effect of deconsolidating OEH in the fourth quarter of 2002. The decreased earnings from container operations in 2002 mainly related to leasing operations. Net finance costs decreased by $1,211,000 and the tax charge by $110,000.

        Net earnings on common shares in 2001 were $40,327,000 lower than in 2000, of which $36,000,000 related to the absence of the gain on sale of OEH shares by the Company and $13,000,000 to a gain from the sale of an interest rate swap in 2000. Earnings before net finance costs decreased by $5,663,000 (excluding the gain on sale of OEH shares) relating to reduced profits from leisure operations of $16,232,000 (mainly the effect of cancellations following the September 11, 2001 terrorist attacks in the U.S.) and from container-related activities of $17,547,000 (mainly lower levels of containerized world trade adversely impacting lease rates and container utilization), partly offset by increased profits from passenger transport operations of $24,864,000 (of which $20,200,000 related to the gains on the Heysham and Newhaven port sales, $5,743,000 to the effects of the cessation of the Sweden-Denmark service in 2000 and $5,357,000 to GNER, partly offset by a shortfall on other passenger transport operations, mainly SCL's cross-Channel and Isle of Man Steam Packet services which were adversely impacted by the foot and mouth epidemic in Britain) and other activities of $3,252,000. Net finance costs decreased by $5,173,000 (or $18,173,000 if the $13,000,000 swap gain in 2000 referred to under net finance costs above is excluded) and there was an increased minority interest of $4,867,000 and a decreased tax charge of $1,030,000.

Critical Accounting Policies

        This discussion and analysis of SCL's financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. Management believes the following are SCL's most critical accounting policies.

Revenue recognition

        SCL's revenues are primarily derived from its three main business segments, passenger transport operations, container operations and leisure operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues of SCL:

  •
  Passenger transport revenues are recognized when the transportation is provided rather than when a ticket is sold. The amount of ticket sales not yet recognized as revenue is reflected as a liability in the consolidated balance sheet. Periodic evaluations are performed of this estimated liability and any adjustments are included in results of operations for the periods in which the evaluations are completed.

  •
  Container revenues consist of earnings from containers under operating leases and sales-type leases. Revenues from operating leases are straight-lined over the respective lease period. With respect to sales-type leases, a gain or loss is calculated in accordance with SFAS No. 13, "Accounting for Leases" and is included in revenue.

  •
  Leisure revenues consist of earnings from OEH. OEH revenue is recognized when rooms are occupied, services have been rendered or upon commencement of tourist train and cruise journeys. OEH management fees represent fees earned under long-term management contracts. Base fee revenues are recognized when earned in accordance with the terms of the contract. Commencing in the fourth quarter of 2002, SCL's economic interest in OEH fell below 50%. As a result, leisure revenues are principally accounted for under the equity method of accounting for investments. See Note 2 to the Financial Statements.

Carrying values of long-lived assets

        Management periodically evaluates the recoverability of long-lived assets, including containers, ships, property and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

Depreciation

        Containers and ships are recorded at cost and, after allowance for salvage value, are depreciated over their estimated useful lives by the straight-line method. The estimated useful lives and salvage values for containers are generally 20 years and 20%, respectively, and for ships generally 30 to 35 years and 15% to 5%, respectively. Real estate and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method. The depreciation rates on freehold buildings range from 25 to 50 years and on machinery and other remaining assets from 5 to 25 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease terms.

Acquisitions

        SCL records a preliminary purchase price allocation for acquisitions based on preliminary information received at the date of acquisition and based on SCL's historical acquisitions. These allocations are subject to adjustments and are finalized once additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those currently set forth in the consolidated financial statements. If the final allocations for the acquisitions differ from the preliminary allocations, SCL may need to increase or decrease depreciation and/or amortization expenses.

Pensions

        SCL's pension plans are accounted for using actuarial valuations required by SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions". SCL's minimum pension liability was approximately $53,000,000 as of December 31, 2002. Management considers accounting for retirement plans critical to all of SCL's operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trends and rates, salary growth, long-term return on plan assets and mortality rates. Depending on the assumptions and estimates used, the pension and post-retirement benefit expense could vary within a range of outcomes and have a material effect on SCL's consolidated financial statements. See Note 11 to the Financial Statements.

Deferred maintenance costs

        SCL's vessels and train rolling stock are required to incur major repairs and maintenance which cannot be performed while the assets are operating. SCL capitalizes the costs associated with the major repairs and maintenance and amortizes these costs on a straight-line basis over a two-year period. Management believes that these criteria are consistent with industry practice and that SCL's policy of capitalization reflects the economics and market values of the related assets.

Tax assets

        SCL maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount, based upon SCL's estimates of income, that would likely be realized. If SCL's future operations differed from those in the estimates, SCL may need to increase or decrease the valuation allowance, which could affect its reported operations.

Contingencies

        SCL is subject to the possibility of various loss contingencies arising in the ordinary course of business. SCL considers the likelihood of a loss or impairment of an asset or the incurrence of a liability as well as its ability reasonably to estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. Management regularly evaluates current available information to determine whether such accruals should be adjusted.

        See Note 1 to the Financial Statements for a discussion of accounting policies with respect to these and other items.

Recent Accounting Pronouncements

        SCL's adoption of recent accounting pronouncements is described in Note 1(t) to the Financial Statements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As noted under "Leverage; Foreign Currency Fluctuations" in Item 7—Management's Discussion and Analysis above, SCL is exposed to market risk from changes in interest rates and foreign currency exchange rates. These exposures are monitored and managed by SCL as part of its overall risk management program which recognizes the unpredictability of financial markets and seeks to mitigate potentially material adverse effects on SCL's consolidated earnings and cash flow. As part of this management, SCL enters into interest rate and foreign currency swap contracts and foreign currency forward exchange contracts from time to time. See Note 19 to the Financial Statements (Item 8 below). SCL does not use market risk sensitive financial instruments for trading purposes.

        The market risk relating to interest rates arises mainly from SCL's financing activities. SCL's earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR, and on short-term cash investments. Management assesses SCL's market risk based on changes in interest rates utilizing a sensitivity analysis. If interest rates increased by 10%, with all other variables held constant, SCL's annual net finance costs would have increased by approximately $4,900,000 based on borrowings and interest rate swap agreements outstanding at December 31, 2002 (2001—$3,200,000). Changes in interest rates also impact the fair value of SCL's fixed rate debt. If interest rates increased by 10%, with all other variables held constant, the fair value of SCL's fixed rate debt would have decreased by approximately $2,000,000 based on amounts outstanding at December 31, 2002 (2001—$15,000,000).

        The market risk relating to foreign currencies arises from buying, selling and financing in currencies other than the U.S. dollar, principally U.K. sterling and euro. Management anticipates this foreign currency exchange rate risk will remain a market exposure for the foreseeable future. Certain non-U.S. subsidiaries of the Company borrow in local foreign currencies, and SCL may enter into forward exchange contracts relating to purchases denominated in foreign currencies in order to manage and mitigate exchange rate risk. SCL had no currency swap agreement in place at December 31, 2002. Management uses a sensitivity analysis to assess the changes in the values of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against SCL's currency exposure at December 31, 2002. As a result of this analysis, management determined that the impact on monetary assets and liabilities of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would not be material.

ITEM 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Sea Containers Ltd.
Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Sea Containers Ltd. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sea Containers Ltd. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and 138.

/s/ DELOITTE & TOUCHE LLP New York, New York March 6, 2003

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2002	2001
	(Dollars in thousands)
Assets
Cash and cash equivalents	$218,022	$216,936
Accounts receivable, net of allowances of $9,365 and $8,037	187,896	206,019
Asset sale receivables	35,844	27,455
Advances on asset purchase contracts	5,242	9,453
Containers at cost, less accumulated depreciation of $512,724 and $523,120	551,712	599,639
Ships at cost, less accumulated depreciation of $140,897 and $137,108	1,105,143	351,015
Assets under capital leases, less accumulated depreciation of $14,748 and $11,245	15,574	25,078
Real estate and other fixed assets at cost, less accumulated depreciation of $92,619 and $174,892	179,377	743,689
Inventories	46,061	54,277
Investments	288,570	273,681
Goodwill	31,867	33,679
Other intangible assets	90,591	95,242
Other assets	40,935	16,283

	$2,796,834	$2,652,446

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31,
	2002	2001
	(Dollars in thousands)
Liabilities and Shareholders' Equity
Working capital facilities	$1,651	$26,119
Accounts payable	143,454	81,387
Accrued liabilities	268,063	196,891
Manufacturer accounts payable, notes payable, bank loans and other purchase obligations in respect of containers	407,358	463,797
Mortgage loans in respect of ships	579,849	207,743
Obligations under capital leases	11,763	26,685
Bank loans in respect of real estate and other fixed assets	264,036	433,575
Senior notes	422,783	423,294
Senior subordinated debentures	98,485	118,709
Deferred revenue and taxes	11,025	27,570

	2,208,467	2,005,770

Minority interest	1,535	153,771

Redeemable preferred shares: Preferred shares $.01 par value (15,000,000 shares authorized):
Issued and outstanding:
150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000

Shareholders' equity:
Class A common shares $.01 par value (60,000,000 shares authorized):
Issued—19,500,115 shares (2001—16,936,879)	195	169
Class B common shares $.01 par value (60,000,000 shares authorized):
Issued—14,419,614 shares (2001—14,496,514)	144	145
Paid-in capital	389,693	351,637
Retained earnings	761,364	723,762
Accumulated other comprehensive loss	(188,303)	(206,547)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	571,832	477,905

Commitments and contingencies	—	—

	$2,796,834	$2,652,446

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Revenue	$1,614,860	$1,215,759	$1,297,103
Other	22,365	54,054	63,634

	1,637,225	1,269,813	1,360,737

Expenses:
Depreciation and amortization	113,710	109,742	111,510
Operating	1,118,005	847,984	901,198
Selling, general and administrative	231,006	173,550	167,829

Total expenses	1,462,721	1,131,276	1,180,537

Earnings from operations before net finance costs	174,504	138,537	180,200
Interest expense, net	(124,993)	(123,814)	(136,984)
Interest and related income	10,323	7,933	15,930

Net finance costs	(114,670)	(115,881)	(121,054)

Earnings before minority interest and income taxes	59,834	22,656	59,146
Minority interest	(10,958)	(11,052)	(6,185)

Earnings before income taxes	48,876	11,604	52,961
Provision for income taxes	5,860	5,970	7,000

Net earnings	43,016	5,634	45,961
Preferred share dividends	1,088	1,088	1,088

Net earnings on class A and class B common shares	$41,928	$4,546	$44,873

Earnings per class A and class B common share:
Basic	$2.08	$0.24	$2.42

Diluted	$2.07	$0.24	$2.42

Dividends per class A common share	$0.225	$0.30	$0.975

Dividends per class B common share	$0.204	$0.272	$0.878

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings on class A and class B common shares	$41,928	$4,546	$44,873

Adjustment to reconcile net earnings to net cash provided by operating activities:
Preferred share dividends	1,088	1,088	1,088
Depreciation and amortization	113,710	109,742	111,510
Undistributed (earnings)/losses of affiliates and other non-cash items	(7,550)	(27,409)	(22,539)
Losses/(gains) from sale of assets	139	(23,146)	(38,991)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Decrease/(increase) in receivables	36,878	12,677	(7,122)
Increase/(decrease) in inventories	487	(380)	(5,558)
Increase in accounts payable, accrued liabilities and other liabilities	7,052	28,182	5,701

Total adjustments	151,804	100,754	44,089

Net cash provided by operating activities	193,732	105,300	88,962

Cash flows from investing activities:
Capital expenditures	(123,718)	(90,612)	(161,662)
Acquisitions and investments, net of cash acquired	(85,503)	(40,799)	(56,580)
Proceeds from sale of fixed assets and other	8,834	76,249	27,574

Net cash used in investing activities	(200,387)	(55,162)	(190,668)

Cash flows from financing activities:
Issuance of common shares	127	47	4,534
Issuance of long-term debt	202,201	162,916	236,095
Issuance of OEH shares by OEH	—	—	85,527
Sale of OEH shares by SCL	68,650	1,518	112,986
Cash reduction from deconsolidation of OEH	(56,355)	—	—
Principal payments under long-term debt	(163,345)	(139,893)	(147,726)
Purchase and retirement of notes and debentures	(9,700)	(9,059)	(159)
Payment of preferred share dividends	(1,088)	(1,088)	(1,088)
Payment of common share dividends	(4,326)	(5,504)	(17,874)
Purchase and retirement of OEH shares	—	(1,407)	—
Working capital facilities and redrawable loans (repaid)/drawn	(41,824)	34,092	(142,179)

Net cash (used in)/provided by financing activities	(5,660)	41,622	130,116

Effect of exchange rate changes on cash and cash equivalents	13,401	(2,657)	(4,340)

Net increase in cash and cash equivalents	1,086	89,103	24,070
Cash and cash equivalents at beginning of year	216,936	127,833	103,763

Cash and cash equivalents at end of year	$218,022	$216,936	$127,833

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held by a Subsidiary	Total Comprehensive Income(Loss)
	(Dollars in thousands)
Balance, January 1, 2000	$166	$147	$319,816	$697,721	$(156,108)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	198	—	—	—
Issuance of common shares under employee stock option plan	—	—	423	—	—	—
Issuance of class A common shares in public offering, net of issuance costs	1	—	3,912	—	—	—
Conversion of class B common shares	1	(1)	—	—	—	—
Dividends on common shares	—	—	—	(17,874)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	44,873	—	—	$44,873
Other comprehensive income/(loss) for the year	—	—	—	—	(19,698)	—	(19,698)

							$25,175

Gain on sale of OEH class A common shares by OEH, net of costs	—	—	27,241	—	—	—

Balance, December 31, 2000	168	146	351,590	724,720	(175,806)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	47	—	—	—
Conversion of class B common shares	1	(1)	—	—	—	—
Dividends on common shares	—	—	—	(5,504)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	4,546	—	—	$4,546
Other comprehensive income/(loss) for the year	—	—	—	—	(23,215)	—	(23,215)
Cumulative effect of change in accounting principle	—	—	—	—	(7,526)	—	(7,526)

							$(26,195)

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity (continued)

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held by a Subsidiary	Total Comprehensive Income(Loss)
	(Dollars in thousands)
Balance, December 31, 2001	169	145	351,637	723,762	(206,547)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	79	—	—	—
Issuance of common shares under employee stock option plan	—	—	48	—	—	—
Issuance of class A common shares to acquire a subsidiary	25	—	37,929	—	—	—
Conversion of class B common shares	1	(1)	—	—	—	—
Dividends on common shares	—	—	—	(4,326)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	41,928	—	—	$41,928
Other comprehensive income/(loss) for the year	—	—	—	—	18,244	—	18,244

							$60,172

Balance, December 31, 2002	$195	$144	$389,693	$761,364	$(188,303)	$(391,261)

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Summary of significant accounting policies

(a)  Principles of consolidation

        The consolidated financial statements include the accounts of Sea Containers Ltd. and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Unconsolidated companies that are 20% to 50% owned are accounted for on an equity basis.

        For purposes of these Notes, the "Company" refers to Sea Containers Ltd., and "SCL" refers to Sea Containers Ltd. and its subsidiaries. "OEH" refers to Orient-Express Hotels Ltd., an equity investment of the Company engaged in the hotel and leisure business (see Notes 2 and 3). "GE SeaCo" refers to GE SeaCo SRL, a container leasing joint venture company between the Company and General Electric Capital Corporation accounted for under the equity method (see Note 3(b)). "GNER" refers to Great North Eastern Railway Ltd., a wholly-owned subsidiary of the Company and operator of SCL's passenger rail franchise in Great Britain. "Silja" refers to Silja Oyj Abp, a wholly-owned subsidiary of the Company based in Finland engaged in ferry operations in the northern Baltic Sea (see Note 3(a)).

        Certain items in 2001 and 2000 have been reclassified to conform with the current year's presentation.

        "FASB" means Financial Accounting Standards Board and "APB" means Accounting Principles Board, the FASB's predecessor. "SFAS" means Statement of Financial Accounting Standard of the FASB. "FIN" means an accounting interpretation of the FASB.

(b)  Cash and cash equivalents

        Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

(c)  Containers, ships, real estate and other fixed assets

        Containers and ships are recorded at cost and, after allowance for salvage value, are depreciated over their estimated useful lives by the straight-line method. The estimated useful life and salvage value for containers are generally 20 years and 20%, respectively, and for ships generally 30 to 35 years and 15% to 5%, respectively. In 2002, the estimated useful lives of certain vessels for depreciation purposes were extended from 20 to 30 years. The impact of this change in estimate resulted in an increase in net earnings of $5,800,000 for the year ended December 31, 2002.

        Real estate, tourist train and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method. The depreciation rates on freehold buildings and tourist train assets range from 25 to 50 years and on machinery and other remaining assets from 5 to 25 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease term.

(d)  Foreign currency translation

        The functional currency for each of the Company's foreign subsidiaries is the applicable local currency. Foreign subsidiary income and expenses are translated into U.S. dollars, SCL's reporting currency, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss). No income taxes are provided on the translation adjustments as management does not expect that such gains or losses will be realized. Foreign currency transaction gains and losses are recognized in operations as they occur.

(e)  Intangible assets

        In accordance with the adoption SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002, goodwill and indefinite lived assets must be evaluated annually to determine impairment. Those intangible assets that will continue to be classified as goodwill and other intangibles with indefinite lives are no longer amortized. Intangible assets with finite lives will continue to be amortized using the straight-line method over their estimated useful lives. For the years ended December 31, 2001 and 2000, intangible assets were amortized using the straight-line method over the estimated useful lives of the related intangible assets, ranging from 40 years for trademarks and licenses and primarily 40 years for goodwill. See Note 7.

(f)    Revenue recognition

        Container assets are revenue-earning under operating leases and, accordingly, the financial statements reflect such operating lease rentals as revenue. With respect to sales-type leases, a gain or loss is calculated in accordance with SFAS No. 13, "Accounting for Leases" and is included in revenue. Passenger transport revenues are recognized upon completion of the train or ferry journey. Hotel revenue is recognized when a service is performed. Deferred revenue consisting of deposits paid in advance are recognized as revenue when the services are performed and upon completion of the train or ferry journeys. Deferred revenue amounted to $11,025,000 and $22,938,000 at December 31, 2002 and 2001, respectively. Revenues under management contracts are recognized based upon the attainment of certain financial results, primarily revenue and operating earnings, in each contract as defined.

(g)  Other

        Other in the statements of consolidated operations comprises gains/(losses) on asset sales and earnings from unconsolidated affiliates.

        Gains/(losses) on asset sales were ($1,530,000) in 2002 (2001—$20,787,000, 2000—$35,040,000). During 2002, gains of $2,883,000 related to the sale by the Company of OEH shares and losses of $4,434,000 related to container disposals. During 2001, $20,200,000 of the gains related to the sale of the port of Heysham and part of the port of Newhaven and $551,000 (2000—$36,000,000) to the sale of OEH shares (see Note 2).

        Earnings from unconsolidated companies include SCL's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees. See Note 3(b).

(h)  Government subsidy

        In 2001, operating expenses included $7,000,000 (2000—$14,000,000) which was received from the British government in respect of an expense subsidy for GNER. Under the GNER franchise agreement, 2001 was the last year any expense subsidy was due and, accordingly, no amount has been included in 2002.

(i)    Inventories

        Inventories include train, vessel and container related items, food and beverages, and certain retail goods. Inventories are valued at the lower of cost or market value under the first-in, first-out method.

(j)    Earnings per share

        Basic earnings per class A and class B common share for each year are computed by dividing net earnings on class A and class B common shares by the weighted average number of common shares outstanding (excluding voting shares owned by a subsidiary).

        Diluted earnings per class A and class B common share for each year are computed by dividing net earnings by the sum of the weighted average number of common shares outstanding (excluding voting shares owned by a subsidiary), the weighted average number of shares reserved for conversion of outstanding convertible preferred shares (if dilutive) and the dilutive effect of stock options. Common shares to be issued, assuming conversion of convertible preferred shares, were not included in the 2002, 2001 and 2000 computation of diluted earnings per class A and class B common share because to do so would have been anti-dilutive. The number of common shares excluded from the calculation was 478,622 in each of the three years ended December 31, 2002. Diluted earnings per class A and class B common share were the same as basic for 2001 and 2000 as the conversion of stock options did not affect the computation.

        The number of shares used in computing basic and diluted earnings per share at year end was as follows (in thousands):

	December 31,
	2002	2001	2000
Basic	20,199	18,530	18,507
Diluted	20,222	18,557	18,517

(k)  Interest expense, net

        SCL capitalizes interest during the construction of assets. Interest expense is net of capitalized interest of $1,168,000 in 2002 (2001—$1,815,000, 2000—$1,365,000).

(l)    Marketing costs

        Marketing costs, including website research and planning costs, are expensed as incurred and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $56,906,000 in 2002 (2001—$46,796,000, 2000—$45,129,000).

(m)  Interest and related income

        Interest and related income in 2002 includes foreign exchange gains of $7,236,000 (2001—$3,454,000, 2000—$536,000). In addition, interest and related income in 2002 included a gain of $1,000,000 on redemption of Silja convertible bonds, in 2001 a gain of $2,141,000 on retirement of senior notes and subordinated debentures, and in 2000 a gain of $13,000,000 relating to the sale of a foreign currency swap. Also included is interest on receivables related to sales-type leases.

(n)  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, among others, the allowance for doubtful accounts, inventories, depreciation and amortization, carrying value of ship assets and container assets, carrying value of intangible assets, employee benefits, taxes and contingencies. Actual results may differ from those estimates.

(o)  Income taxes

        Deferred income taxes result from temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred taxes are recorded at enacted statutory rates and are adjusted as enacted rates change. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

(p)  Concentration of credit risk

        Concentration of credit risk with respect to trade receivables is limited because of the large number of customers comprising SCL's customer base and their dispersion across different businesses and geographic areas. Also, management routinely assesses the financial strength of SCL's customers.

(q)  Stock-based compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation", as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", as amended, and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares. Compensation expense for stock appreciation rights is recorded annually based on the quoted market price of the Company's shares at the end of the period.

        If compensation cost for the Company's stock option plans had been determined based on fair values as of the date of grant, SCL's net earnings and earnings per share would have been reported as follows (dollars in thousands, except in share amounts):

	Year ended December 31,
	2002	2001	2000
Net earnings on common shares
As reported	$41,928	$4,546	$44,873
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(56)	(555)	(606)

Pro forma	$41,872	$3,991	$44,267

Basic and diluted earnings per share:
As reported:
Basic	$2.08	$0.24	$2.42
Diluted	$2.07	$0.24	$2.42
Pro Forma:
Basic	$2.07	$0.22	$2.39
Diluted	$2.07	$0.22	$2.39

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

(r)  Impairment of long-lived assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment would be recognized when expected future undiscounted operating cash flows are lower than the carrying value. In the event that an impairment occurs, the fair value of the related asset is estimated, and SCL records a charge to earnings calculated as the excess of the asset's carrying value over the estimated fair value.

(s)  Derivative financial instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138. SFAS No. 133 requires SCL to record all derivatives on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in operating expense in the consolidated statement of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss in shareholders' equity and are recognized in interest expense in the statement of consolidated operations when the hedged item affects earnings. The ineffective portion of a hedging derivative's change in the fair value will be immediately recognized in either operating or interest expense as appropriate in the consolidated statement of operations. If the derivative is not designated as a hedge for accounting purposes, the change in its fair value is recorded in either operating or interest expense as appropriate in the consolidated statement of operations.

        SCL management formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. SCL links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. SCL links all hedges that are designated as cash flow hedges to forecasted transactions or to floating-rate liabilities on the balance sheet. Management also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, SCL will discontinue hedge accounting prospectively.

        The initial adoption of SFAS No. 133 resulted in an unrealized loss of $7,526,000 in accumulated other comprehensive income/(loss) as of January 1, 2001. For the year ended December 31, 2002, the change in the fair market value of derivative instruments resulted in a credit to other comprehensive loss of $6,843,000 (2001—a charge of $341,000). See Note 19.

(t)    Recent accounting pronouncements

        Effective January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations", and SFAS No. 142. See Notes 1(e) and 7.

        The Company adopted SFAS No. 144 as of January 1, 2002. SFAS No. 144 defines an impairment as the condition that exists when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The statement also identifies the circumstances that apply when testing for recoverability, as well as other potential adjustments or revisions relating to recoverability. Specific guidance is provided for recognition and measurement, as well as reporting and disclosure, for long-lived assets held and used and those disposed of. The adoption of this statement did not have an effect on SCL's consolidated results of operations, financial position or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30, "Reporting Results of Operations". SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 as of January 1, 2002 and has reclassified a $2,141,000 gain from extraordinary item to operating income in the 2001 statement of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to a plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123", which is effective for financial statements for fiscal years ending after December 15, 2003, with early adoption permitted. SFAS No. 148 will enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors disclosure about the cost of employee stock options. The Company will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148. See Note 1(q).

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. Under FIN No. 45, SCL will record a liability at the inception of a transaction representing the fair value of the guarantee and maintain such liability until it is relieved of the contingent obligation. FIN No. 45 requires the fair value of the guarantee to be recorded for all guarantees issued or modified after December 31, 2002. The recognition of this liability results in delayed recognition of revenue until the guarantee has been settled or expired. The adoption of FIN No. 45 is not expected to have a material effect on SCL's financial position or results of operations. FIN No. 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 18.

        In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities", which addresses the consolidation issues relating to certain types of entities, including special purpose entities. FIN No. 46 requires a variable interest entity to be consolidated if a company's variable interest (i.e., investment in the entity) will absorb a majority of the entity's expected losses and/or residual returns if they occur. FIN No. 46 is applicable immediately to any variable interest entity formed after January 31, 2003 and must be applied in the third quarter of 2003 to any such entity created before February 1, 2003. The Company is reviewing the provisions of FIN No. 46 and does not expect its implementation to have a material effect on the Company's financial position or results of operations.

2.    Sales of OEH shares and deconsolidation

        In the initial public offering of OEH in August 2000, OEH sold 5,000,000 of its newly issued class A common shares and the Company concurrently sold an additional 6,500,000 existing class A common shares of OEH, all at a price of $19.00 per share. OEH received proceeds net of related costs of $85,527,000 from its primary offering, and SCL received proceeds net of related costs of $112,986,000 from its secondary sale. As a result, SCL recognized in 2000 a gain of $36,000,000 relating to its sale of existing OEH shares and a further gain of $27,241,000 which was recorded directly to shareholders' equity in respect of the primary offering of shares by OEH in accordance with the provisions of SEC Staff Accounting Bulletin No. 51.

        During 2001, the Company sold an additional 75,200 existing OEH class A shares at an average price of $20.27 per share, and OEH purchased 100,000 of its outstanding class A shares at an average price of $13.99 per share which were cancelled. As a result, SCL recognized in 2001 a gain of $551,000 relating to its sale of OEH shares.

        During 2002, the Company sold an additional 4,921,500 existing OEH class A common shares at an average price of $13.96 per share, culminating in a 3,100,000 share sale on November 14, 2002. SCL recognized in 2002 a gain of $2,883,000 relating to its sale of OEH shares. Effective November 14, 2002, because the Company's economic interest in OEH dropped below 50% to approximately 47% and the Company does not otherwise have control over OEH, the Company began to account for its investment in OEH under the equity method of accounting.

        The following unaudited pro forma financial information presents the consolidated results of operations for SCL as if the 2002 sales of OEH shares had occurred on January 1, 2002, after giving effect to certain adjustments, including the reduction of interest expense as a result of the utilization of the net proceeds of the sales to reduce SCL's long-term debt. The unaudited pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operation of SCL had these transactions been made on January 1, 2002 (dollars in thousands, except per share amounts):

Year ended December 31, 2002
Total revenue	$1,430,952

Total expenses	$1,285,896

Net earnings	$42,395

Net earnings on class A and class B common shares	$41,307

Basic earnings per class A and class B common share	$2.05
Diluted earnings per class A and B common share	$2.04

3.    Significant acquisitions and investments

(a)  Acquisitions

Silja Oyj Abp:

        During the second quarter of 1999, SCL purchased a 50% interest in Silja which was listed on the Helsinki Exchanges. The cash purchase price was $102,800,000 funded initially by a bank loan to SCL, which was refinanced by the issuance of the 10 3/4% senior notes due 2006 (see Note 10(c)). The shareholders from whom SCL acquired this investment had a right to sell the balance of their shares in Silja to SCL in April 2002, representing up to an additional 25% of shares outstanding, at a total price of approximately $35,000,000. This amount was payable at SCL's option in cash or class A common shares of the Company.

        These options were exercised in April 2002 and SCL purchased the shares at a total price of euro 40,299,000 ($37,954,000) paid in newly-issued class A common shares of the Company. On June 25, 2002, SCL launched a redemption offer for the remaining shares in Silja and for Silja's outstanding convertible subordinated bonds which had an aggregate par value of euro 55,368,000. The offer was euro 2.25 for each common share and 92.4% of the par value of the bonds. The offer expired on August 26, 2002 and SCL acquired additional Silja shares, bringing its total shareholding to 97.2%, and euro 13,222,900 of the Silja bonds for an aggregate price of euro 43,398,000 ($42,654,000) paid in cash which was largely funded by bank loans. Any shares not tendered have been compulsorily acquired as permitted by Finnish law. During the third quarter, SCL recognized a gain on the redemption of Silja bonds of approximately $1,000,000 which is included in net finance costs. See Note 1(m).

        The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to Silja trademarks of $24,918,000. The trademarks are considered to have indefinite useful lives and will not be amortized, in accordance with SFAS No. 142. The following table shows the allocation of the purchase price (dollars in thousands):

December 31, 2002
Cash	$14,216
Other current assets	43,965
Property, plant and equipment	503,452
Trademarks	24,918
Inventories	6,332

592,883
Purchase price, including SCL class A common shares issued, cash and the carrying value of the existing investment in Silja	211,141

Liabilities assumed	$381,742

        Prior to May 2002, SCL had accounted for its initial investment in Silja under the equity method. Since the dates of acquisition, the results of operations have been included in the consolidated financial results of SCL. The proforma impact on results, had this acquisition occurred on January 1, 2002, is not material.

OEH acquisitions in 2002:

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat' Saisons in Oxfordshire, England and a 50% interest in a group of four restaurants called Le Petit Blanc in England, all for approximately $40,000,000. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75% share interest in Maroma Resort and Spa near Cancun, Mexico. The purchase price was paid in cash, with $1,000,000 payable in March 2003.

        No goodwill was recognized on these transactions. These acquisitions have been accounted for as purchases in accordance with SFAS No. 141. The results of these operations have been included in the consolidated financial results of OEH from the dates of acquisition and, the assets and liabilities of the acquired companies have been recorded at their fair value at the date of acquisition. The proforma impact on results, had these acquisitions occurred on January 1, 2002, is not material.

OEH acquisitions in 2001 and 2000:

        On April 27, 2001, OEH acquired the Bora Bora Lagoon Resort in French Polynesia, a hotel previously managed by OEH, for a cash price of approximately $19,600,000. OEH funded most of the purchase price with bank mortgage finance.

        On January 17, 2001, OEH acquired the Miraflores Park Plaza in Lima, Peru. Because OEH's 50/50 hotel joint venture in Peru had an option to purchase the hotel at cost which, if exercised, would have resulted in OEH becoming the exclusive long-term manager of the hotel, it was accounted for in 2001 as an equity investment by OEH. Because the option lapsed, the hotel has been accounted for as an acquisition with effect from December 31, 2001. The purchase price of approximately $17,000,000 was paid largely by the assumption of existing debt, with the balance paid in cash and the issuance of notes to the seller.

        On March 24, 2000, OEH acquired the Observatory and Lilianfels Hotels in Australia for an aggregate purchase price of approximately $40,000,000. The purchase has been substantially financed by a bank loan.

        The purchase prices paid for these acquisitions approximated the fair value of the net tangible and intangible assets acquired, and any resulting goodwill was not material.

        The above acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired companies have been recorded at their fair value at the date of acquisition. The operating results of the acquired companies have been included in OEH's consolidated statements of operations from the effective dates of acquisition. Pro forma data have not been presented as the revenues and net earnings resulting from these acquisitions would not have had a material impact in the year of acquisition.

(b)  Investments

        Investments represent equity interests of 20% to 50% in any unconsolidated companies. SCL does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. SCL's principal equity investees are as follows:

GE SeaCo SRL

        GE SeaCo and its subsidiaries are engaged in the container leasing business. The Company and General Electric Capital Corporation each have a 50% interest in GE SeaCo. See Note 21 regarding transactions between SCL and GE SeaCo.

Orient-Express Hotels Ltd.

        OEH and its subsidiaries are engaged in the hotel and leisure business. Effective November 14, 2002, because the Company's economic interest in OEH dropped below 50% and the Company does not otherwise have control over OEH, the Company began to account for its investment in OEH under the equity method of accounting (see Note 2). As of December 31, 2002, SCL had a 47% interest in OEH. See Note 21 regarding transactions between SCL and OEH.

        SCL's interest income related to loans and advances to its equity investees amounted to $5,197,000 in 2002 (2001—$6,702,000, 2000—$5,941,000). See Note 1(g).

        Summarized financial data for SCL's unconsolidated companies for the periods during which the investments were held by SCL are as follows (dollars in thousands):

	December 31,
	2002	2001
Current assets	$186,804	$190,319
Property, plant and equipment, net	1,281,101	1,003,384
Other assets	172,171	28,292

Total assets	$1,640,076	$1,221,995

Current liabilities	$206,558	$176,786
Long term debt	827,123	665,239
Other liabilities	32 390	93,454
Total shareholders' equity	574,005	286,516

Total liabilities and shareholders' equity	$1,640,076	$1,221,995

	Year ended December 31,
	2002	2001	2000
Revenue	$336,929	$599,804	$616,273
Earnings from operations before net finance costs	$60,994	$86,527	$63,103
Net earnings	$30,879	$30,716	$15,129

4.    Real estate and other fixed assets

        The major classes of real estate and other fixed assets are as follows at year end (dollars in thousands):

	December 31,
	2002	2001
Freehold and leased land and buildings	$161,110	$644,937
Machinery and equipment	60,448	170,843
Fixtures, fittings and office equipment	50,438	102,801

	271,996	918,581
Less: accumulated depreciation	92,619	174,892

	$179,377	$743,689

5.    Asset sale receivables

        The components of asset sales receivables are as follows at year end (dollars in thousands):

	December 31,
	2002	2001
Gross asset sale receivable	$38,786	$31,892
Unearned income	2,942	4,437

Asset sale receivables	$35,844	$27,455

        Contractual maturities of SCL's gross asset sale receivables subsequent to December 31, 2002 are as follows (dollars in thousands):

Year ending December 31,
2003	$19,919
2004	9,762
2005	5,036
2006	3,009
2007	1,022
2008 and thereafter	38

$38,786

6.    Assets under capital lease

        The following is an analysis of assets leased under capital leases by major classes at year end (dollars in thousands):

	December 31,
	2002	2001
Machinery and equipment	$8,857	$8,262
Real estate and other fixed assets	21,465	28,061

	30,322	36,323
Less: accumulated depreciation	14,748	11,245

	$15,574	$25,078

        The following is a schedule of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2002 (dollars in thousands):

Year ending December 31,
2003	$5,396
2004	4,445
2005	2,378
2006	761
2007	592
2008 and thereafter	44

Minimum lease payments	13,616
Less: amount of interest contained in above payments	1,853

Present value of minimum lease payments	$11,763

        The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases. In the normal course of business, the Company has an option to purchase certain leases at a bargain purchase option. In other cases, the leases will be renewed or replaced upon expiration.

7.    Intangible assets

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically they address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.

        SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated annually for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Intangible assets with finite lives will continue to be amortized using the straight-line method over their estimated useful lives.

        To facilitate the implementation of SFAS No. 142, the Company was required to aggregate financial information into operating segments and reporting units as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 142. For purposes of SFAS No. 131, the Company has determined that its operating segments are as set forth in Note 20. SFAS No. 142 requires goodwill and intangible assets be assigned to reporting units and the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly.

        In accordance with SFAS No. 142, the Company completed transitional impairment testing of intangible assets during the three months ended March 31, 2002. Preliminary assessments of identifiable intangible assets indicated financial statement adjustments would not be required upon adoption of this pronouncement. The impairment testing was performed in two steps, first by a determination of impairment based upon the fair value of a reporting unit as compared to its carrying value and then, if there was an impairment, by the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to March 31, 2002, with the assistance of a third-party valuation firm, the Company finalized the testing of goodwill. Using assumptions to model reporting units, the Company determined the carrying values of all its operating segments were less than their respective derived fair values, indicating that there was no impairment of the recorded goodwill and indefinite lived intangible assets. To determine fair value, the Company relied on valuation models utilizing discounted cash flows. For goodwill valuation purposes only, the revised fair value of each reporting unit was allocated to the assets and liabilities of the respective units to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently.

        Intangible assets consist of the following (dollars in thousands):

	December 31,
	2002	2001
Intangible assets not subject to amortization:
Goodwill	$31,867	$33,679
Trademarks	24,918	27,385
Other intangible assets at cost	37,091	35,846

	93,876	96,910

Intangible assets subject to amortization:
Other intangibles at cost	51,450	51,450
Less: accumulated amortization	(22,868)	(19,439)

	28,582	32,011

Total	$122,458	$128,921

        The majority of the goodwill and intangible assets recognized prior to January 1, 2002 will no longer be amortized. During 2002, amortization expense of $3,429,000 was approximately $3,700,000 and $3,600,000 lower than 2001 and 2000, respectively, due to the adoption of SFAS No. 142. Amortization for the succeeding five years is expected to be approximately $3,400,000 annually.

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (dollars in thousands):

	Passenger Transport Segment	Container Segment	Leisure Segment	Other Segment	Total
Balance as of January 1, 2002	$22,091	$5,665	$2,144	$3,779	$33,679
Deconsolidation of OEH	—	—	(2,144)	—	(2,144)
Foreign currency translation	—	—	—	332	332

Balance as of December 31, 2002	$22,091	$5,665	—	$4,111	$31,867

        The following proforma information reconciles the net earnings and earnings per share reported for the year ended December 31, 2001 and 2000 to adjusted net earnings and earnings per share which reflect the adoption of SFAS No. 142 (dollars in thousands, except per share amounts):

	December 31,
	2001	2000
Reported earnings on common shares	$4,546	$44,873
Add: Amortization of goodwill and other intangible assets, net of tax	3,704	3,562

Adjusted earnings on common shares	$8,250	$48,435

Reported earnings per common share	$0.24	$2.42
Add: Amortization of goodwill and other intangible assets, net of tax, per share (basic)	0.20	0.19

Adjusted earnings per share (basic)	$0.44	$2.61

Reported earnings per common share	$0.24	$2.42
Add: Amortization of goodwill and other intangible assets, net of tax, per share (diluted)	$0.19	$0.19

Adjusted earnings per share (diluted)	$0.43	$2.61

8.    Working capital facilities

        Working capital facilities at year end are comprised of the following, all repayable within one year (dollars in thousands):

	December 31,
	2002	2001
Working capital facility secured by certain assets, with an interest rate of 7.00%	$—	$8,344
Unsecured working capital facilities, with a weighted average interest rate of 4.57% and 5.94%, respectively	1,651	17,775

	$1,651	$26,119

        There are additional working capital lines of credit in place but not drawn amounting to $39,200,000 (2001—$75,000,000), of which $10,700,000 (2001—$10,000,000) is undrawn under secured revolving credit facilities (see Note 9). The working capital facilities are issued by various financial institutions and have various expiration dates.

9.    Long-term debt (other than senior notes and subordinated debentures)

        Long-term debt at year end consists of the following (dollars in thousands):

	December 31,
	2002	2001
Container manufacturer accounts payable, notes payable and bank loans payable over periods of 2 to 8 years, with a weighted average interest rate of 3.86% and 3.34%, respectively	$407,358	$463,797
Ship mortgage loans payable over periods of 1 to 13 years, with a weighted average interest rate of 4.72% and 4.16% respectively	579,849	207,743
Loans from banks secured by real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 6.62% and 4.85% respectively	264,036	433,575

	$1,251,243	$1,105,115

        Containers are secured to financial institutions as collateral for debt obligations. The ship loans are secured by first or second mortgages on the vessels and are shown net of cash totalling $6,656,000 (2001—$1,122,500) which is held as security for, or otherwise allocated to, repayment of obligations in respect of certain ships.

        Included in container long-term debt is a revolving credit facility with a group of banks amounting to $209,100,000 secured by container equipment. SCL may borrow on a revolving basis until October 25, 2004 and must repay the balance outstanding at that date. Interest on the facility ranges from 1.25% to 1.70% over LIBOR. At December 31, 2002, $128,000,000 (2001—$129,000,000) was outstanding under this facility.

        Also included in long-term debt is a $283,115,000 securitization facility secured by container equipment. A bankruptcy-remote subsidiary of the Company formed to facilitate asset securitization issued a senior note in the principal amount of $242,115,000 which is non-recourse to the Company and its other subsidiaries. The senior note began its nine-year amortization period in October 2002. The Company issued an effectively subordinated $41,000,000 note for the balance of the facility. The subordinated note began its five-year amortization period in October 2001. The overall interest rate is approximately 1.10% to 1.31% over LIBOR. At December 31, 2002, $279,615,000 (2001—$335,388,000) was outstanding under this facility.

        Under a syndicated loan facility with a group of banks, Silja had borrowed at December 31, 2002 a $154,058,000 term loan and an additional $94,693,000 revolving credit loan. The undrawn amount of the revolving credit portion of the facility was $25,107,000 at December 31, 2002. Loans bear interest at 1.25% over LIBOR and are secured by most of Silja's ship assets. The term loan matures in installments ending in 2008 when any outstanding revolving credit loan must also be repaid.

        At December 31, 2002, SCL was in full compliance with all the requirements of the credit and financing agreements evidencing its long-term debt. These requirements included financial covenants to maintain specified minimum debt service coverage and minimum interest coverage and not to exceed specified leverage. The carrying value of the long-term debt approximated its fair value due to the variable-rate nature of the respective borrowings.

        The following is a summary of the aggregate maturities of long-term debt at December 31, 2002. The 2004 amount includes $142,243,000 due under bank-syndicated loan facilities that SCL expects to refinance (dollars in thousands):

Year ending December 31,
2003	$154,416
2004	342,027
2005	140,513
2006	131,363
2007	146,853
2008 and thereafter	336,071

$1,251,243

        In addition, syndicates of banks have provided GE SeaCo with $122,500,000 of credit facilities to fund new container purchases. Also, a bankruptcy-remote subsidiary of GE SeaCo formed to facilitate asset securitization has a $400,000,000 container securitization facility consisting of $300,000,000 of term notes issued in November 2002 which amortize over ten years and a $100,000,000 revolving note which, if not extended, converts to a ten-year term note in November 2003. At December 31, 2002, GE SeaCo had borrowed $368,100,000 (2001—$279,000,000) under these facilities, none of which is guaranteed by the Company or General Electric Capital Corporation.

        Also the Company has guaranteed through 2005 bank loans of OEH in an aggregate amount of $112,854,000, including a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH owns a 25% interest, and has guaranteed through 2010 one half of a $8,879,000 bank loan of Speedinvest Ltd., owner of the Adriatic fast ferry in which SCL has a 50% interest.

10.  Senior notes and subordinated debentures

        The Company purchased during 2002, $21,119,000 principal amount (2001—$11,200,000) of its publicly traded senior notes and senior subordinated debentures for approximately $21,105,000 (2001—$8,920,000), realizing a gain of $14,000 which is included in interest and related income (2001—$2,141,000). Interest accruing to the date of purchase and retirement was also paid and is included in interest expense. At December 31, 2002, SCL was in compliance with all the covenants in its senior notes and senior subordinated debentures.

(a)
9 1/2% senior notes due 2003

        The aggregate principal amount of these notes is $95,223,000 and they bear interest at 9 1/2% per annum, payable semi-annually. They are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on July 1,

2003. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2002 was approximately $93,000,000 based upon available market quotes.

(b)
10 1/2% senior notes due 2003

        The aggregate principal amount of these notes is $63,575,000 and they bear interest at 10 1/2% per annum, payable semi-annually. They are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on July 1, 2003. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2002 was approximately $63,000,000 based upon available market quotes.

(c)
10 3/4% senior notes due 2006

        The aggregate principal amount of these notes is $115,000,000 and they bear interest at 10 3/4% per annum, payable semi-annually, and were originally issued at a discount to yield 11% per annum. They are redeemable, in whole or in part, at the option of the Company, at an initial price of 105.375% of the principal amount at October 15, 2003, declining to 100% of the principal amount on and after October 15, 2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on October 15, 2006. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2002 was approximately $92,000,000 based upon available market quotes.

(d)
7 7/8% senior notes due 2008

        The aggregate principal amount of these notes is $149,750,000 and they bear interest at 7 7/8% per annum, payable semi-annually. They are redeemable, in whole or in part, at the option of the Company at an initial price of 103.938% of the principal amount commencing on February 15, 2003, and thereafter declining to 100% of the principal amount on and after February 15, 2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on February 15, 2008. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2002 was approximately $97,000,000 based upon available market quotes.

(e)
12 1/2% senior subordinated debentures due 2004

        The aggregate principal amount of these debentures is $98,883,000 and they bear interest at 12 1/2% per annum, payable semi-annually. The Company issued these debentures in two tranches. The first tranche designated series A was sold at a discount while the second tranche designated series B was sold at a premium, both of which are being amortized over the life of the debentures. The effective annual interest rate on the total principal amount is 12.75%. The debentures are subordinated to all existing and future superior indebtedness, but rank senior to certain subordinated indebtedness, and are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount. The debentures may also be redeemed by the Company in the event of certain tax law changes. The debentures have no sinking fund requirement and come due on December 1, 2004. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the debentures at a price of 101% of the principal amount. The fair value of these debentures as of December 31, 2002 was approximately $92,000,000 based upon available market quotes.

11.  Pension plans

        SCL has pension plans covering substantially all of its employees. The significant plans are four defined benefit plans in which the benefits are based primarily on years of service and employee compensation near retirement. It is SCL's policy to fund its plans in accordance with applicable laws and income tax regulations. Plan assets consist primarily of common stocks, mutual funds, government securities and corporate debt securities held through separate trustee-administered funds.

        The significant weighted-average assumptions for these plans consisted of the following:

	Year ended December 31,
	2002	2001	2000
Discount rate	5.6%	6.0%	6.0%
Assumed rates of compensation Increases	2.7%	3.5%	3.5%
Expected long-term rate of return on plan assets	6.4%	6.5%	6.5%

        The discount rate essentially represents the risk-free rate of return on high-quality corporate bonds at the end of the year in the country in which the assets are held.

        The changes in the benefit obligation, the plan assets and the funded status for the four plans were as follows (dollars in thousands):

	Year ended December 31,
	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$153,230	$152,381
Benefit obligations transferred in	11,322	—
Service cost	4,507	4,264
Interest cost on projected benefit obligation	9,642	8,723
Plan participants' contributions	1,439	1,754
Actuarial loss	(110)	(3,642)
Benefits paid	(6,094)	(6,790)
Foreign currency translation	18,072	(3,460)

Benefit obligation at end of year	192,008	153,230

Change in plan assets:
Fair value of plan assets at beginning of year	132,394	151,754
Plan assets transferred in	15,429	—
Actual return on plan assets	(25,389)	(16,884)
Employer contributions	6,280	6,739
Plan participants' contributions	1,439	1,754
Benefits paid	(6,094)	(6,790)
Foreign currency translation	14,351	(4,179)

Fair value of plan assets at end of year	138,410	132,394

Funded status	(53,598)	(20,836)

Unrecognized net actuarial loss	69,136	31,198
Unrecognized prior service cost	663	944
Unrecognized transition amount	396	400

Prepaid benefit cost	$16,597	$11,706

        The components of net periodic benefit cost consisted of the following (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Service cost	$4,507	$4,264	$4,418
Interest cost on projected benefit obligation	9,642	8,723	8,471
Expected return on assets	(9,386)	(9,673)	(10,495)
Net amortization and deferrals	1,473	505	178

Net periodic benefit cost	$6,236	$3,819	$2,572

        Three pension plans included in 2002 above and one pension plan included in 2001 above had accumulated benefit obligations in excess of plan assets at December 31, 2002 and 2001, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of these plans were, in aggregate, $181,262,000 (2001—$27,309,000), $163,030,000 (2001—$26,581,000), and $126,196,000 (2001—$19,169,000), respectively.

        While SCL operates GNER, it is responsible for providing pension benefits for the relevant employees who participate in a multiple-employer plan covering many British rail franchises. SCL's net periodic benefit cost under this pension plan for 2002 was $2,088,000 (2001—$6,188,000, 2000—$6,692,000). These amounts are excluded from the amounts disclosed above relating to the three significant defined benefit plans.

12.  Income taxes

        The provision for income taxes consisted of the following (dollars in thousands):

	Year ended December 31, 2002
	Current	Deferred	Total
United States	$1,006	$(1,648)	$(642)
Other foreign	7,054	(552)	6,502

	$8,060	$(2,200)	$5,860

	Year ended December 31, 2001
	Current	Deferred	Total
United States	$1,722	$1,450	$3,172
Other foreign	4,242	(1,444)	2,798

	$5,964	$6	$5,970

	Year ended December 31, 2000
	Current	Deferred	Total
United States	$2,762	$(18)	$2,744
Other foreign	4,533	(277)	4,256

	$7,295	$(295)	$7,000

        The Company is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax assets/liabilities recognized in the consolidated balance sheets at year end are comprised of the following (dollars in thousands):

	December 31,
	2002	2001
Gross deferred tax assets (operating loss carry forwards)	$46,145	$77,509
Less: Valuation allowance	(17,407)	(54,719)

Net deferred tax assets	28,738	22,790
Deferred tax liabilities	(7,206)	(27,423)

Net deferred tax assets/(liabilities)	$21,532	$(4,633)

        The gross deferred tax assets relate primarily to tax loss carryforwards. In addition, during 2002, SCL recognized a deferred tax asset of $14,684,000, representing the future tax benefits of accrued pension costs recognized in other comprehensive income pursuant to SFAS No. 87, "Employers' Accounting for Pensions". The deferred tax asset is included in other assets. The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

13.  Supplemental cash flow information

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash paid for:
Interest	$117,692	$129,829	$136,901
Income taxes	$5,534	$6,399	$5,346

        Non-cash investing and financing activities:

        In conjunction with acquisitions (see Note 3(a)), liabilities were assumed as follows (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Fair value of assets acquired	$814,814	$51,769	$47,636
Class A common shares issued and cash paid	(129,775)	(36,600)	(42,934)
Carrying value of existing investment	(137,061)	—	—

Liabilities assumed	$547,978	$15,169	$4,702

14.  Redeemable preferred shares

        Out of authorized preferred shares, 300,000 have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders (see Note 16(b)).

        The $7.25 convertible cumulative preferred shares are convertible at the option of the holder at any time, unless previously redeemed, into class B common shares of the Company at a conversion price of $31.34 per share (equivalent to a conversion rate of approximately 3.19 class B common shares for each preferred share), subject to adjustment under certain conditions. They provide for cumulative dividends at the annual rate of $7.25 per share payable quarterly and are redeemable at the option of the Company, in whole or in part, at any time at a per share redemption price of $101.45 during the 12 months beginning May 6, 2002, and thereafter at $100.00 per share. Any preferred shares outstanding on May 6, 2005 must be redeemed at $100.00 per share plus any accrued and unpaid dividends.

15.  Employee stock option and stock appreciation rights plans

(a)    Stock option plans

        Under the Company's 1997 stock option plan, options to purchase up to 500,000 class A or B common shares of the Company may be awarded to employees of SCL at fair market value at the date of grant. Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2002, 240,300 class A common shares were reserved for issuance pursuant to options awarded to 76 persons. The 1986 stock option plan of the Company terminated in 1996. At December 31, 2002, 12,000 class A common shares of the Company were reserved for issuance pursuant to options awarded to 4 persons.

        No charges or credits are made to income with respect to options awarded or exercised under the plans since all options to employees are awarded at market value at date of grant.

        Transactions under the Company's plans have been as follows:

	Year ended December 31, 2002
	Shares	Option Price
Outstanding at beginning of period	218,900	$8.55–$30.00
Granted	49,000	$9.00–$16.20
Terminated	(10,000)	$21.75–$30.00
Exercised	(5,600)	$8.55

Outstanding at end of period	252,300	$8.55–$30.00

Exercisable at end of period	96,000	$16.00–30.00

	Year ended December 31, 2001
	Shares	Option Price
Outstanding at beginning of period	162,500	$16.00–$30.00
Granted	58,400	$8.55
Terminated	(2,000)	$30.00
Exercised	—

Outstanding at end of period	218,900	$8.55–$30.00

Exercisable at end of period	54,000	$16.00–$25.125

	Year ended December 31, 2000
	Shares	Option Price
Outstanding at beginning of period	144,000	$16.00–$30.00
Granted	57,500	$21.75
Terminated	(19,000)	$25.125–$30.00
Exercised	(20,000)	$20.625–$21.75

Outstanding at end of period	162,500	$16.00–$30.00

Exercisable at end of period	12,000	$16.00

        The options outstanding under the Company's plans at December 31, 2002 were as follows:

			Weighted Average of
	Number of Shares
				Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/2002	Exercisable at 12/31/2002	Remaining Contractual Lives
$8.55	52,800	—	8.8	$8.55	—
$9.00	10,000	—	8.7	$9.00	—
$11.00	20,000	—	9.8	$11.00	—
$16.00	12,000	12,000	1.8	$16.00	$16.00
$16.20	19,000	—	9.3	$16.20	—
$21.75 to $30.00	138,500	84,000	6.6	$25.275	$27.56

	252,300	96,000

        As discussed in Note 1(q), these plans are accounted for under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock options with exercise prices equal to the market price of the shares on the date of grant. Estimates of fair values of stock options on the grant dates in the Black-Scholes option-pricing model were based on the following assumptions:

	Year ended December 31,
	2002	2001	2000
Expected price volatility range	39.69%	52.60%	19.50%
Risk-free interest rate range	2.78%	4.62%	6.50%
Expected dividends	1.76%	1.89%	1.50%
Expected life of stock options	5 years	5 years	5 years
Weighted average fair value	$3.92	$3.74	$5.41

(b)    Stock appreciation rights plan

        The 1991 stock appreciation rights plan of the Company terminated in 2001 and provided that the Company could grant to SCL employees stock appreciation rights ("SARs") with respect to class A common shares of the Company. SARs entitle the holder to a cash amount equal in value to the excess of the fair market value of the common shares at the time of exercise of the SARs over the fair market value of the common shares at the time the SARs were granted. All outstanding SARs are currently exercisable and must be exercised ten years from the date of grant. At December 31, 2002, 46,000 SARs (2001 — 61,000, 2000 — 113,600) were outstanding. In 2002, a net charge to earnings arising from SARs amounted to $nil (2001—$nil, 2000—$447,000).

16.  Shareholders' equity

(a)    Dual common share capitalization

        Effective June 23, 1992, following shareholder approval, the existing common shares of the Company were classified as class B common shares, each of which is convertible at any time into one class A common share of the Company. Cash dividends on the class A common shares, if any, must be at least 10% higher than any cash dividends on the class B common shares. In general, holders of class A and class B common shares vote together as a single class, with holders of class B shares having one vote per share and holders of class A shares having one-tenth of one vote per share. In all other substantial respects, the class A and B shares are the same.

(b)    Shareholder rights agreement

        The Company has in place a shareholder rights agreement, as amended and restated as of June 1, 1998, which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company) of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company and (ii) the commencement or announcement of a tender offer or exchange offer by a person for shares carrying 30% or more of the total voting rights which may be cast at any general meeting of the Company. At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one two-hundredth of a series A junior participating preferred share of the Company at an exercise price of $180 (the "Purchase Price") for each one two-hundredth of such junior preferred share, subject to adjustment in certain events. From and after the date on which any person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price. If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price. The rights will expire on June 19, 2008 but may be redeemed at a price of $0.025 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company.

(c)    Reserved shares

        At December 31, 2002, in addition to the 512,000 common shares reserved for options granted or available under the 1986 and 1997 stock option plans of the Company (see Note 15), a further 478,622 class B common shares were reserved for issuance upon conversion of the $7.25 convertible cumulative preferred shares.

(d)    Acquired shares

        A total of 12,900,000 class B common shares were owned by a subsidiary of the Company at December 31, 2002. Under applicable law, these shares are outstanding and may be voted by the subsidiary, although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(e)    Certain restrictions on payment of dividends

        SCL is party to certain credit agreements which restrict the payment of dividends and the purchase of common shares. Under these agreements, approximately $122,000,000 was available at December 31, 2002 (2001—$75,000,000) for the payment of cash dividends and the purchase of shares.

17.  Rental income under operating leases and charters

        The following are the minimum future rentals at December 31, 2002 due SCL under operating leases of containers and leases of property and other fixed assets (dollars in thousands):

Year ending December 31,
2003	$53,661
2004	45,757
2005	31,565
2006	23,304
2007	14,248
2008 and thereafter	25,019

$193,554

        Of the total above, related party rental payments due from GE SeaCo amounted to $125,564,000 (2001—$232,933,000).

18.  Commitments and contingencies

(a)
Commitments

        Outstanding contracts to purchase fixed assets were approximately $14,000,000 at December 31, 2002 (2001—$35,000,000).

        Future rental payments under operating leases in respect of equipment rentals and leased premises are payable by SCL as follows (dollars in thousands):

Year ending December 31,
2003	$230,880
2004	266,257
2005	79,152
2006	6,000
2007	6,044
2008 and thereafter	57,428

$645,761

        Of the total above, $554,020,000 relates to rental payments by GNER in respect of leases of rolling stock and access charges for railway infrastructure. These commitments are payable only while GNER holds the passenger rail franchise which is currently scheduled to expire in 2005.

        Rental expense for the year ended December 31, 2002 amounted to $169,706,000 (2001—$249,184,000, 2000—$263,798,000).

(b)
Contingencies

GNER track access agreement

        GNER experienced severe disruption of its services following an accident in October 2000, for which Network Rail as successor to Railtrack is required to pay compensation under the track access agreement. Network Rail owns and maintains substantially all of the railway infrastructure in Britain. GNER has contracted with Network Rail for track access based on the level of service GNER provides. Because of disputes, both GNER and Network Rail withheld contractual payments due during 2001 and arbitration proceedings were commenced to determine liability and the amounts due. Payments have resumed since March 2002. Pursuant to separate arbitration awards under different parts of the track access agreement, Network Rail's liability to compensate GNER was confirmed and proceedings are continuing on the amounts due. To date, GNER has been awarded substantial partial compensation which GNER has received or previously withheld from Network Rail. Network Rail has appealed to the U.K. Rail Regulator one of the awards confirming its liability, and the parties are awaiting that decision. Also, the U.K. Strategic Rail Authority, the franchisor under GNER's passenger rail franchise agreement, has claimed a financial interest in part of any compensation payable by Network Rail, but GNER has been advised by its legal counsel that it has no obligation to the Authority under that agreement.

GNER performance bond

        GNER has undertaken to reimburse the British government its costs in the event GNER breaches its franchise agreement to the extent that the government must award the franchise to another operator. This undertaking is secured by a surety bond issued by a bank in the amount of $25,738,000 which the Company has guaranteed.

19.  Derivative financial instruments

(a)
Interest rate swap agreements

        SCL is exposed to interest rate risk on its floating rate debt (both U.S. dollar and euro) and tries to manage the impact of interest rate changes on earnings and cash flows. The Company's policy is to enter into interest rate swap agreements from time to time to hedge the variability in interest rate cash flows due to interest rate risk on floating rate debt. These swaps convert the floating rate interest payments on a portion of the outstanding debt into fixed payments. The swap agreements expire over a period of one to seven years. At December 31, 2002, the sum of the fair values of the derivatives was a $10,956,000 liability (2001—$7,336,000 liability). These swaps have been designated as cash flow hedges for accounting purposes.

        At December 31, 2002, the $10,956,000 liability was accumulated in other comprehensive income/(loss) representing the effective portion of these hedges. No ineffectiveness was recognized during the year ended December 31, 2002. Amounts accumulated in other comprehensive income/(loss) will be reclassified into earnings as the hedged interest cash flows are accrued. None of these hedges was discontinued during the year ended December 31, 2002.

        SCL entered into a swap contract on July 20, 2001 in connection with its securitized container debt facility. SCL simultaneously entered into a second swap contract that mirrored the terms of the first one. As such, these contracts had equal and opposite fair values. On December 20, 2002, SCL sold the second swap contract which had a fair value of $9,100,000. This transaction did not impact the operations statement as the contract was already marked to market through earnings. The remaining swap contract has been redesignated as a cash flow hedge.

(b)
Fuel swap agreements

        SCL uses commodity futures contracts to procure a large portion of its fuel requirements and to hedge its exposure to volatility in fuel market prices. SCL has entered into swap agreements to fix the price of fuel. These swaps have been designated as cash flow hedges for accounting purposes as of December 31, 2002 and mature over the next 12 months. No ineffectiveness was recognized during the year ended December 31, 2002. At December 31, 2002, a $932,000 receivable (2001—$531,000 liability) was accumulated in other comprehensive income/(loss) representing the effective portion of these hedges. SCL expects to reclassify all of this amount out of other comprehensive income/(loss) and into earnings over the next 12 months. Amounts accumulated in other comprehensive income/(loss) will be reclassified as SCL recognizes in earnings the purchases of fuel. None of these hedges was discontinued during the year ended December 31, 2002.

(c)
Components of other comprehensive income/(loss)

        The components of other comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Net earnings on common shares	$41,928	$4,546	$44,873
Foreign currency translation adjustments	46,082	(22,874)	(19,698)
Cumulative effect of change in accounting principles (SFAS 133)	—	(7,526)	—
Change in fair value of derivatives	6,843	(341)	—
Additional minimum pension liability, net of tax	(34,681)	—	—

Comprehensive income/(loss)	$60,172	$(26,195)	$25,175

(d)
Foreign exchange risk management

        From time to time, SCL utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with SCL's international transactions. These contracts establish the exchange rates at which SCL will purchase or sell at a future date the contracted amount of currencies for specified foreign currencies. SCL utilizes forward contracts which are short-term in nature and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. No contracts were outstanding at December 31, 2002.

20.  Information concerning financial reporting for segments and operations in different geographical areas

        SCL's business activities are grouped into three main reporting segments. The first segment is the operation of passenger and vehicle transport services using ferries and trains and the services which support these transport activities. Ferries operate between Great Britain and France, Ireland and the Isle of Man and in the Baltic Sea and New York harbor, and GNER trains operate in Britain. This business is referred to as "Passenger transport operations". The second segment is leasing of cargo containers (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment. This business is referred to as "Container operations". The third segment historically has been the ownership and/or management of hotels, restaurants, tourist trains and a river cruiseship located worldwide through OEH. This business is referred to as "Leisure operations". During 2002, SCL's economic interest in OEH dropped below 50% and the Company began to account for its investment in OEH under the equity method of accounting (see Note 2). This change is reflected in the 2002 segment information from the date OEH was deconsolidated (November 14, 2002). "Other operations" include the Corinth Canal, real estate development, perishable commodity production and trading, and publishing activities. Transactions between reportable segments are not material.

        SCL's segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The main factor SCL uses to identify its three main segments is the similarity of the products and services provided. Segment performance is evaluated based upon net earnings from operations before net finance costs, taxes and depreciation and amortization. Segment information is presented in accordance with the accounting policies described in Note 1.

        Financial information regarding these business segments is as follows, with net finance costs being net of capitalized interest and interest and related income (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Revenue:
Passenger transport operations	$1,272,360	$828,097	$869,427
Container operations	111,861	122,322	149,236
Leisure operations	209,016	252,236	267,459
Other operations	21,623	13,104	10,981

	$1,614,860	$1,215,759	$1,297,103

Other:
Passenger transport operations	$(718)	$32,998	$12,191
Container operations	11,116	11,393	6,507
Leisure operations	9,084	9,112	8,936
Other operations	2,883	551	36,000

	$22,365	$54,054	$63,634

Depreciation and amortization:
Passenger transport operations	$44,580	$32,769	$32,351
Container operations	53,561	59,688	61,839
Leisure operations	14,355	16,356	15,132
Other operations	1,214	929	2,188

	$113,710	$109,742	$111,510

Earnings from operations before net finance costs:
Passenger transport operations	$120,316	$68,058	$43,194
Container operations	23,499	30,568	48,115
Leisure operations	41,275	52,738	68,970
Other operations	4,452	681	34,735

	189,542	152,045	195,014
Corporate costs	(15,038)	(13,508)	(14,814)

	174,504	138,537	180,200
Net finance costs	(114,670)	(115,881)	(121,054)

Earnings before minority interest and income taxes	59,834	22,656	59,146
Minority interest	(10,958)	(11,052)	(6,185)

	48,876	11,604	52,961
Provision for income taxes	5,860	5,970	7,000

Net earnings	43,016	5,634	45,961
Preferred share dividends	1,088	1,088	1,088

Net earnings on class A and class B common shares	$41,928	$4,546	$44,873

Capital expenditure:
Passenger transport operations	$59,644	$19,411	$84,121
Container operations	18,540	26,305	34,606
Leisure operations	45,008	37,630	35,771
Other operations	526	7,266	7,164

	$123,718	$90,612	$161,662

	December 31,
	2002	2001
Identifiable assets:
Passenger transport operations	$1,651,967	$853,008
Container operations	887,720	912,377
Leisure operations	212,704	836,251
Other operations	44,443	50,810

	$2,796,834	$2,652,446

        Non-U.S. domestic operations accounted for more than 96% of revenue and 94% of earnings before net finance costs in 2002 (2001—92% and 90%, 2000—92% and 90%). Containers are regularly moving between countries in international commerce over hundreds of trade routes. SCL has no knowledge of, or control over, the movement of containers under lease or the location of leased containers at any moment in time. Based on container leases in force at December 31, 2002, containers may touch ports in more than 100 different countries worldwide. It is therefore impossible to assign revenues or assets of container operations by geographical areas.

        Passenger transport operations and identifiable assets are mainly carried on and held in Europe, principally in and around Great Britain. Leisure operations are spread throughout the world with no one country representing more than 10% of the revenue or identifiable assets.

21.  Related party transactions

        For the year ended December 31, 2002, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $33,101,000 (2001—$47,447,000, 2000—$68,210,000). Also in 2002, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides management and administration services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $30,690,000 (2001—$29,157,000, 2000—$31,627,000). For the year ended December 31, 2002, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $23,713,000 (2001—$13,694,000, 2000—$17,304,000). In addition, in 2002, GE SeaCo paid interest of $50,000 on loans from SCL (2001—$401,000, 2000—$934,000) and at year end, SCL had a loan balance of $6,000,000 due from GE SeaCo (2001—$3,100,000). At December 31, 2002, a receivable of $8,662,000 (2001—a payable of $5,615,000) remains outstanding for GE SeaCo in respect of all the above, which is included in accounts receivable (or accounts payable) on SCL's consolidated balance sheet.

        For the year ended December 31, 2002, subsidiaries of the Company received from OEH $5,899,000 (2001—$5,508,000, 2000—$5,419,000) for the provision of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits, office facilities, and system and computer services. These were provided under a shared services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. The agreement has an initial term of one year and is automatically renewed annually unless it is terminated by SCL or OEH.

        SCL has guaranteed an aggregate principal amount of $112,854,000 of bank loans to OEH outstanding at December 31, 2002 (2001—$171,401,000) including a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH owns a 25% shareholder interest.

        SCL received from Silja, prior to its acquisition in May 2002, fees for the provision of various services which amounted to $400,000 in 2002 (2001—$1,200,000, 2000—$1,185,000). These services were provided on the basis of reimbursement of SCL's costs as approved by the board of directors of Silja. Included in the 2001 fee amount was interest charged on a two-month borrowing in the amount of

$2,302,000 by Silja under a maximum $16,500,000 seasonal line of credit provided by SCL during the year. SCL also charters a SuperSeaCat to Silja to operate on the Helsinki-Tallin route for which $1,260,000 was paid to SCL in 2002 (2001—$3,832,000, 2000—$3,843,000), and SCL charters from Silja a floating passenger terminal located at Liverpool for which $56,000 was paid to Silja in 2002 (2001—$144,000, 2000—$44,000). The amounts paid in 2002 relate to the period prior to acquisition.

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)
2002
Revenue:
Passenger transport operations	$369,564	$429,865	$296,091	$176,122
Container operations	32,721	29,421	27,512	33,323
Leisure operations	2,248	83,088	79,094	53,670
Other operations	3,396	4,892	7,504	8,562

	$407,929	$547,266	$410,201	$271,677

Earnings/(losses) before net finance costs:
Passenger transport operations	$36,988	$45,175	$34,311	$3,842
Container operations	8,303	5,416	2,642	7,138
Leisure operations	2,248	15,791	17,901	5,335
Other operations	(2,616)	238	2,608	4,222

	44,923	66,620	57,462	20,537
Corporate costs	(3,883)	(3,907)	(3,743)	(3,505)
Net finance costs	(26,459)	(31,867)	(29,001)	(27,343)

Earnings/(losses) before minority interest and income taxes	14,581	30,846	24,718	(10,311)
Minority interest	—	(3,827)	(6,959)	(172)

Earnings/(losses) before income taxes	14,581	27,019	17,759	(10,483)
Provision for/(benefit from) income taxes	280	8,863	1,490	(4,773)

Net earnings/(losses)	14,301	18,156	16,269	(5,710)
Preferred share dividends	(272)	(272)	(272)	(272)

Net earnings/(losses) on class A and class B common shares	$14,029	$17,884	$15,997	$(5,982)

Earnings/(losses) per class A and class B common share:
Basic and diluted	$0.67	$0.85	$0.79	$(0.32)

Dividends per class A common share	$—	$0.075	$0.075	$0.075

Dividends per class B common share	$—	$0.068	$0.068	$0.068

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
		(Dollars in thousands, except per share amounts)
2001
Revenue:
Passenger transport operations	$198,900	$253,478	$212,559	$196,158
Container operations	33,047	32,101	33,622	34,945
Leisure operations	58,787	67,953	76,697	57,911
Other operations	5,095	2,802	3,564	2,194

	$295,829	$356,334	$326,442	$291,208

Earnings/(losses) before net finance costs:
Passenger transport operations	$6,632	$28,941	$19,360	$13,125
Container operations	8,956	5,866	6,869	8,877
Leisure operations	7,783	13,525	20,753	10,677
Other operations	708	99	515	(641)

	24,079	48,431	47,497	32,038
Corporate costs	(3,758)	(3,145)	(3,234)	(3,371)
Net finance costs	(26,977)	(27,584)	(31,081)	(30,239)

Earnings/(losses) before minority interest and income taxes	(6,656)	17,702	13,182	(1,572)
Minority interest	(1,133)	(2,775)	(5,334)	(1,810)

Earnings/(losses) before income taxes	(7,789)	14,927	7,848	(3,382)
Provision for/(benefit from) income taxes	1,005	8,100	1,425	(4,560)

Net earnings/(losses)	(8,794)	6,827	6,423	1,178
Preferred share dividends	(272)	(272)	(272)	(272)

Net earnings/(losses) on class A and class B common shares	$(9,066)	$6,555	$6,151	$906

Earnings/(losses) per class A and class B common share:
Basic and diluted	$(0.49)	$0.35	$0.33	$0.05

Dividends per class A common share	$0.075	$0.075	$0.075	$0.075

Dividends per class B common share	$0.068	$0.068	$0.068	$0.068

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

        The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 60	Vice President of the Company; Senior Counsel of Appleby Spurling & Kempe (attorneys)	1980
W. Murray Grindrod, 67	Chairman of Grindrod Ltd. (a shipping, transport and financial services company)	1986
Ian Hilton, 64	Private investor	1974
Robert M. Riggs, 69	Member of Carter Ledyard & Milburn LLP (attorneys)	1976
Philip J.R. Schlee, 79	Chairman of Robert Anderson & Co. Ltd. (a private investment firm)	1976
Charles N.C. Sherwood, 43	Partner of Permira Advisers Ltd. (a private equity investment firm)	1996
James B. Sherwood, 69	President of the Company	1974
Michael J.L. Stracey, 70	Consultant to the Company	1986

        The principal occupation of each director during the last five years is that shown in the table, except that Mr. Campbell was a Member of Appleby Spurling & Kempe and Mr. Hilton was a Consultant to the same firm, both until March and June 1999, respectively, and Mr. Stracey was Executive Vice President—Finance of the Company until his retirement in 1997. Mr. Campbell plans to retire as Senior Counsel of Appleby Spurling & Kempe at the end of July 2003.

        Mr. James Sherwood is also a director and Chairman of OEH, and Mr. Campbell is a director and Vice President of OEH.

        Mr. Charles Sherwood is the stepson of Mr. James Sherwood.

        Mr. Hilton has advised the Company he does not intend to stand for re-election as a director at the next annual general meeting of the Company in June 2003.

Executive Officers

        The executive officers of the Company are as follows:

Name, Age	Position
James B. Sherwood, 69	President since 1974
David G. Benson, 59	Senior Vice President—Passenger Transport since 1997
Daniel J. O'Sullivan, 64	Senior Vice President—Finance and Chief Financial Officer since 1997
Simon M.C. Sherwood, 42	President of OEH since 1994
James A. Beveridge, 54	Vice President—Administration and Property since 1997
John D. Campbell, 60	Vice President—Bermuda since 1990
Angus R. Frew, 44	Vice President—Containers since 2002
Christopher W.M. Garnett, 57	Vice President—Rail since 1997
Edwin S. Hetherington, 53	Vice President, General Counsel and Secretary since 1997
Guy N. Sanders, 43	Vice President—Funding since 2001
Duncan J.C. Scott, 42	Vice President—Information Services since 2003
James G. Struthers, 39	Vice President—Controller since 1999

        The principal occupation of each person during the last five years is shown in the table supplemented by the following information.

        Mr. Benson was a Vice President of the Company from 1992.

        Mr. O'Sullivan was Senior Vice President—Finance and Treasurer of the Company from 1986.

        Mr. Simon Sherwood was Senior Vice President—Leisure of the Company from 1997 and was originally appointed Vice President in 1991. He is the stepson of Mr. James Sherwood.

        Mr. Beveridge was Group Finance Director of MEPC Plc, a property company listed on the London Stock Exchange.

        Mr. Frew is a chartered accountant and held senior management positions in Europe with Seagram Spirits and Wine Group and in Europe and Asia with United Distillers and Vintners, the spirits and wine division of Diageo Plc.

        Mr. Garnett, before joining the Company in 1995, was Commercial Director of Eurotunnel Plc in charge of sales and marketing.

        Mr. Hetherington was General Counsel and Secretary of the Company from 1984.

        Mr. Sanders, a chartered accountant, has worked most of his career in the treasury function of various U.K. companies including as Assistant Treasurer of Allied Domecq Plc, a multinational beverage and restaurant company.

        Mr. Scott has worked his entire career in information technology. He headed the IT function of the London, England law firm of Allen & Overy when he left in 1998 after eight years to become Chief Information Officer of Regus Plc, a publicly owned provider of business centers worldwide. He joined SCL in 2001.

        Mr. Struthers in 1997–1999 was Finance Director of Eurostar (UK) Ltd., operator of high speed passenger train services between Britain and Continental Europe, and was previously the Group Financial Controller of SCL.

        As noted above under "Directors", Messrs. James Sherwood and Campbell are also directors and officers of OEH. In addition, Mr. O'Sullivan is a director of OEH, Mr. Hetherington is Secretary of OEH, and Mr. Struthers is a Vice President and the Chief Financial Officer of OEH.

ITEM 11. Executive Compensation

        The following table shows the salary and bonus of the five highest compensated executive officers of the Company paid in cash during 2002, and of all executive officers as a group, for services to SCL in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation
James B. Sherwood	President and Director	$713,600
Daniel J. O'Sullivan	Senior Vice President—Finance and Chief Financial Officer	$525,000
David G. Benson	Senior Vice President—Passenger Transport	$391,200
James A. Beveridge	Vice President—Administration and Property	$347,500
Christopher W.M. Garnett	Vice President—Rail	$345,400
All executive officers as a group (12 persons)		$3,190,200

        The salary and bonus of Messrs. James Sherwood ($359,000) and Simon Sherwood ($474,900) paid by OEH are excluded from the table above. The group data in the table include only the part of Mr. Struthers' salary and bonus paid by OEH that is charged to SCL under the shared services agreement between SCL and OEH described in Item 13—Certain Relationships and Related Transactions below. See also Note 21 to the Financial Statements (Item 8 above).

        SCL has entered into agreements with four of its executive officers, including Messrs. James Sherwood, O'Sullivan and Beveridge, entitling them to terminate employment in certain circumstances constituting a change in control of the Company and to receive an amount equal to three times each officer's annual compensation (five times in the case of Mr. James Sherwood). Mr. James Sherwood's agreement also requires the Company to pay the excise tax on his severance payment imposed pursuant to section 4999 of the U.S. Internal Revenue Code.

        Each of Messrs. Grindrod, Hilton, Schlee, Charles Sherwood and Stracey receives a fee of $2,500 for each meeting of the Board of Directors or a committee thereof which he attends. They and Messrs. Campbell and Riggs are also paid annual director retainer fees of $15,000 each. Aggregate attendance and retainer fees amounted to $158,000 in 2002. In addition, the Company pays certain consulting fees to Mr. Stracey (see Item 13—Certain Relationships and Related Transactions below).

Pensions

        Most executive officers of the Company located in the United Kingdom participate in a contributory defined benefit pension plan maintained by SCL for its British employees. The amount of contribution to the plan in respect of a specific person cannot readily be separated or individually calculated. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment and their final pensionable compensation, up to a maximum pension of two-thirds of the final pensionable compensation for service of up to 20 years, reduced by pension benefits paid by the British government. A participant's pensionable compensation upon which benefits are based is the greater of (i) the average of the participant's highest three consecutive pensionable salaries during the ten years preceding retirement or (ii) the participant's pensionable salary for the year immediately preceding retirement.

        Prior to 1997, SCL maintained a non-contributory defined benefit pension plan for United States employees, including U.S. citizen officers. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment, up to 21 credited years of service, and 44% of their average annual compensation (i.e., compensation averaged over the five highest consecutive years), plus 13% of the excess of average annual compensation over the amount of Social Security covered compensation. In 1997, SCL froze this defined benefit plan, so that the benefit payable to employees at their normal retirement date will be equal to the benefit that they had earned under the plan as of December 31, 1996. For 1997 and later years, SCL established a defined contribution pension plan for U.S. employees, including officers. This plan has a non-contributory feature under which the amount that SCL contributes to the plan, for each year, is allocated among participating employees in proportion to the amount of their compensation for that year. The amount of the annual contribution is determined by SCL in its discretion. The defined contribution plan also includes a feature that permits employees to contribute amounts out of their compensation (up to $11,000 per employee in 2002).

        Under the defined benefit plans in the U.K. and U.S., currently estimated accrued annual benefits payable to executive officers amounted to approximately $785,500 at December 31, 2002, and under the defined contribution plan in the U.S., their account balances totalled $205,600 at the same date. See Note 11 to the Financial Statements.

1997 Stock Option Plan

        Options to purchase Class A common shares of the Company have been granted to selected executive officers and employees under the Company's 1997 Stock Option Plan, which is administered by the Board of Directors. The plan provides for the award of options to purchase up to 500,000 Class A and B common shares at market value at the time of the award. In general, options become exercisable three years after the date of grant and expire ten years from date of grant. In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plan.

        During 2002, options on an aggregate 20,000 Class A shares were granted to executive officers under the plan at an exercise price of $11.00 per share, and one option on 5,000 Class A shares was exercised by a retiring executive officer at a gain of $15,000. At December 31, 2002, executive officers held an aggregate of 92,000 options to purchase Class A shares under the plan. See Note 15(a) to the Financial Statements.

1986 Stock Option Plan

        The 1986 Stock Option Plan of the Company expired by its terms in 1996 but outstanding options continue in effect. The terms and manner of administration of the plan are substantially the same as the 1997 Stock Option Plan.

        During 2002, no options were exercised under the plan. Directors and executive officers held an aggregate of 12,000 options on Class A common shares at December 31, 2002. See Note 15(a) to the Financial Statements.

        As provided in the plan, the Company has had loans outstanding since 1990 and 1992 to Mr. Hetherington in the aggregate principal amount of $106,800. These enabled him to exercise his stock options in prior years and pay the option prices, are secured by pledges of the shares acquired, and bear interest at 4% per annum.

1991 Stock Appreciation Rights Plan

        The Company's 1991 Stock Appreciation Rights Plan expired by its terms in June 2001, but outstanding rights continue in effect. Under the plan, stock appreciation rights have been granted to selected executive officers and employees. The plan is administered by the Board of Directors and provided for the award of rights equivalent in value to the market value of the Company's Class A common shares at the time of the award. In general, the rights become exercisable three years after the date of grant and expire ten years from date of grant. All outstanding rights are currently exercisable. At the time of exercise, the Company will pay to the rightholder the difference between the value of the right and the market value of the Company's Class A common shares at the time of exercise.

        During 2002, no rights were exercised under the plan. At December 31, 2002, executive officers held an aggregate of 20,000 rights under the plan. See Note 15(b) to the Financial Statements.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Five Percent Shareholders

        The following table contains information concerning the beneficial ownership of the Company's Class A common shares and Class B common shares by the only persons known to SCL to own beneficially more than 5% of the outstanding shares of either class.

        Contender 2 Ltd. ("Contender") listed in the table below is a subsidiary of the Company which owns only Class B shares. Under Bermuda law, the shares owned by Contender are outstanding and may be voted. Each Class B share is convertible at any time into one Class A share and, therefore, the shares listed as owned by Contender represent Class B shares and the Class A shares into which those shares are convertible.

        Voting and dispositive power with respect to the Class B shares owned by Contender is exercised by its Board of Directors. Messrs. James Sherwood, Campbell and three other persons who are not directors or officers of the Company are the directors of Contender. Each of these persons may be deemed to share beneficial ownership of the Class B shares owned by Contender for which he serves as a director, as well as the Class A shares into which those Class B shares are convertible, but is not shown in the table below, other than Mr. James Sherwood who directly owns more than 5%.

Name and Address	No. of Class A and Class B Shares	Percent of Class A Shares(1)	Percent of Class B Shares
Contender 2 Ltd. 41 Cedar Avenue Hamilton HM EX Bermuda	12,900,000	39.8%	89.5%
James B. Sherwood(2) Sea Containers Services Ltd. 20 Upper Ground London SE1 9PF England	993,596	4.8%	6.8%
Rutabaga Capital Management(3) 64 Broad Street Boston, Massachusetts 02109	1,424,800	7.3%	—

(1)
The percentage of Class A shares shown is based on the 19,502,216 Class A shares outstanding on March 14, 2003, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any.

(2)
Comprised of 978,596 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Sherwood has sole voting and dispositive power, and currently exercisable stock options on 15,000 Class A shares under the Company's 1997 Stock Option Plan.

(3)
The information with respect to Rutabaga Capital Management ("Rutabaga") relates only to Class A shares and is derived from its Schedule 13G report as of December 31, 2002 filed with the Securities and Exchange Commission. The report states that Rutabaga is a registered investment advisor and that it has sole voting power with respect to 1,152,550 Class A shares, shared voting power with respect to 272,250 Class A shares, and sole dispositive power with respect to 1,424,800 Class A shares.

Directors and Executive Officers

        The following table and the footnotes below it contain information concerning the beneficial ownership of Class A common shares and Class B common shares of the Company by each director and executive officer of the Company and by all directors and executive officers of the Company as a group (including currently exercisable stock options). As noted above, certain of these directors and executive officers of the Company may be deemed to share beneficial ownership of the Class B shares held by Contender because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares		Percent of Class A Shares(1)
David G. Benson	10,500	(2)	—
James A. Beveridge	3,000	(3)	—
John D. Campbell	5,000	(4)	—
Angus R. Frew	—		—
Christopher W.M. Garnett	3,300	(5)	—
W. Murray Grindrod	5,000	(6)	—
Edwin S. Hetherington	17,588	(7)	—
Ian Hilton	6,800	(8)	—
Daniel J. O'Sullivan	10,000	(9)	—
Robert M. Riggs	9,322	(10)	—
Guy N. Sanders	—		—
Philip J.R. Schlee	112,272	(11)	—
Duncan J.C. Scott	—		—
Charles N.C. Sherwood	40,000	(12)	—
James B. Sherwood	993,596	(13)	4.8%
Simon M.C. Sherwood	—		—
Michael J.L. Stracey	—		—
James G. Struthers	—		—
All directors and executive officers as a group (18 persons)	1,216,378	(14)	5.9%

(1)
The percentage of Class A shares for each person and the group shown in this table is based on the 19,502,216 Class A shares outstanding on March 14, 2003, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person or the group. Each shareholding is less than 1% except as indicated.

(2)
Comprised of 500 Class A shares over which Mr. Benson has sole voting and dispositive power, and options on 10,000 Class A shares under the Company's 1997 Stock Option Plan.

(3)
Comprised of Mr. Beveridge's option on 3,000 Class A shares under the Company's 1997 Stock Option Plan.

(4)
Comprised of 2,000 Class A shares over which Mr. Campbell has shared voting and dispositive power, and an option on 3,000 Class A shares under the Company's 1986 Stock Option Plan.

(5)
Comprised of 300 Class A shares over which Mr. Garnett has sole voting and dispositive power, and an option on 3,000 Class A shares under the Company's 1997 Stock Option Plan.

(6)
Comprised of 2,000 Class A shares over which Mr. Grindrod has shared voting and dispositive power, and an option on 3,000 Class A shares under the Company's 1986 Stock Option Plan.

(7)
Comprised of 11,538 Class A shares plus 50 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Hetherington has sole voting and dispositive power, and options on 6,000 Class A shares under the Company's 1997 Stock Option Plan.

(8)
Comprised of 3,800 Class A shares over which Mr. Hilton has shared voting and dispositive power, and an option on 3,000 Class A shares under the Company's 1986 Stock Option Plan.

(9)
Comprised of Mr. O'Sullivan's options on 10,000 Class A shares under the Company's 1997 Stock Option Plan.

(10)
Comprised of 5,040 Class A shares over which Mr. Riggs has sole voting and dispositive power, 1,282 Class A shares over which Mr. Riggs has shared voting and dispositive power, and an option on 3,000 Class A shares under the Company's 1986 Stock Option Plan.

(11)
Comprised of 31,538 Class A shares plus 80,734 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Schlee has sole voting and dispositive power.

(12)
Comprised of 40,000 Class A shares over which Mr. Charles Sherwood has sole voting and dispositive power.

(13)
Comprised of 978,596 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. James Sherwood has sole voting and dispositive power, and options on 15,000 Class A shares under the Company's 1997 Stock Option Plan.

(14)
Includes 978,596, 80,734 and 50 Class A shares issuable upon conversion of a like number of Class B shares owned by Messrs. James Sherwood, Schlee and Hetherington, respectively, 12,000 Class A shares optioned under the Company's 1986 Stock Option Plan held by Messrs. Campbell, Grindrod, Hilton and Riggs, and 47,000 Class A shares optioned under the Company's 1997 Stock Option Plan held by Messrs. Benson, Beveridge, Garnett, Hetherington, O'Sullivan and James Sherwood.

Voting Control of the Company

        The following table lists the voting power held by the known beneficial owners of more than 5% of the outstanding Class A or Class B common shares and all directors and executive officers as a group. In general, matters subject to approval of shareholders require a majority vote of the Class A and Class B shares voting together as a single class. Holders of Class B shares have one vote per share for most matters submitted to a vote of shareholders, and holders of Class A shares have one-tenth of one vote. Those directors and executive officers of the Company who are deemed to be beneficial owners solely because they are directors of Contender are not listed individually but are included in the group.

Name	No. of Class A Shares		No. of Class B Shares	Combined Voting Power
Contender	—		12,900,000	78.8%
J.B. Sherwood	15,000	(1)	978,596	6.0%
Rutabaga	1,424,800		—	0.9%
All directors and executive officers as a group (18 persons)	156,998	(2)	13,959,380	85.4%

(1)
Comprised of 15,000 Class A shares optioned under the Company's 1997 Stock Option Plan.

(2)
Includes 59,000 Class A shares optioned under the Company's 1986 and 1997 Stock Option Plans.

        Contender and the Company's directors and executive officers hold in total approximately 42% in number of the outstanding Class A and Class B shares having approximately 85% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders. Other shareholders, accordingly, hold approximately 58% in number of the common shares having about 15% of combined voting power in the Company.

        Under Bermuda law, the Class B shares owned by Contender (representing approximately 79% of the combined voting power) are outstanding and may be voted by that subsidiary. The investment by Contender in Class B shares and the manner in which it votes those shares are determined by the members of its Board of Directors (two of whom are also directors or officers of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary. Contender, therefore, has the ability to elect at least a majority of the members of the Board of Directors of the Company and to control the outcome of most matters submitted to a vote of the Company's shareholders.

        With respect to a number of matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it harder for a third party to acquire SCL without the consent of the Company's Board of Directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for "business combination" transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company's Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Also, the rights to purchase series A junior preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have antitakeover effects. See Note 16(b) to the Financial Statements. Although SCL management believes these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the Company's Board of Directors, these provisions apply even if the offer may be considered beneficial by many shareholders.

        Information under Item 201(d) of Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 13. Certain Relationships and Related Transactions

        The law firms of Appleby Spurling & Kempe, to which Mr. Campbell is Senior Counsel, and Carter Ledyard & Milburn LLP, of which Mr. Riggs is a member, render legal services to SCL.

        Mr. Stracey, who was Executive Vice President—Finance of the Company for 16 years, retired as an officer in 1997, but continues to act as a consultant to the Company from time to time. He is compensated at the rate of $2,500 per day when working on SCL assignments, and was paid an aggregate of $24,800 for such services in 2002.

Agreements with Orient-Express Hotels Ltd.

        In connection with the initial public offering of OEH shares in August 2000 and in anticipation of the separation of the two companies, SCL and OEH entered into the following agreements.

  Shared Services Agreement

        SCL and OEH entered into a shared services agreement covering the provision to OEH of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits and information technology. OEH also occupies space in offices leased by various subsidiaries of the Company in London and overseas. For these services, OEH pays a fee plus reimbursements approximating the costs of SCL in providing the services. OEH may terminate these arrangements on one year's notice. See Note 21 to the Financial Statements (Item 8 above).

  Tax Sharing Agreement

        OEH entered into a tax sharing agreement with SCL that allocates responsibilities for tax matters between the two companies for periods prior to the separation of SCL and OEH. In general, OEH will continue to be responsible for taxes of itself and its subsidiaries after the separation from SCL, and SCL has agreed to indemnify OEH for all taxes attributable to the separation itself.

  Share Owning Subsidiaries Restructuring Agreement

        SCL and OEH entered into an amended and restated share owning subsidiaries restructuring agreement pursuant to which a subsidiary of OEH exercised an option to acquire on July 22, 2002 from SCL 18,044,478 Class B common shares of OEH owned by SCL at an aggregate price of $180,445, thereby providing OEH with a share owning subsidiary ownership structure very similar to that of the Company. In a takeover of OEH, this structure may assist in maximizing the value OEH shareholders receive in the takeover transaction. Also on July 22, 2002 under this agreement, Contender 2 Ltd., a subsidiary of the Company, exercised an option to acquire from four OEH subsidiaries an aggregate of 12,900,000 Class B common shares of the Company at an aggregate price of $129,000. Voting control of the Company was not affected by these transactions because the four OEH subsidiaries had agreed in the agreement to vote all of the Class B common shares of the Company held by them as instructed by Contender 2 Ltd. See Item 12—Security Ownership of Certain Beneficial Owners and Management above.

  Noncompete Agreement

        SCL has undertaken to OEH not to own an interest in or manage any luxury hotel or luxury restaurant, other than any luxury hotel or luxury restaurant operated in conjunction with SCL's passenger ferry and rail services, until August 2005.

  Indemnity Agreement

        The Company has agreed to indemnify and hold harmless OEH, its directors and officers and its subsidiaries from and against any losses, claims, damages or liabilities relating to any declaration of default, legal proceedings or other claim by or on behalf of the holders of the Company's public notes arising prior to August 2001 from the initial public offering of OEH shares in August 2000. See Item 3—Legal Proceedings above.

Agreements with GE SeaCo SRL

        Pursuant to an Omnibus Agreement dated March 19, 1998, SCL, GE SeaCo, Genstar Container Corporation and GE Capital Container SRL established the GE SeaCo joint venture described under "Container Leasing" in Item 1—Business above. The latter two companies party to the Omnibus Agreement are subsidiaries of General Electric Capital Corporation. Under the agreement, SCL and GE SeaCo entered into a number of further agreements, the principal remaining ones being the following.

  Master Lease and Equipment Management Agreements

        Most of SCL's containers owned at the time of establishment of GE SeaCo that have not since been disposed of are being leased to GE SeaCo on an operating lease basis. GE SeaCo, in turn, leases these units out to customers along with its own containers and those belonging to GE Capital that are leased to GE SeaCo on the same basis. Among other terms under the master lease agreement, GE SeaCo pays rent to SCL, is responsible for maintenance of the equipment and pays specified amounts if containers are lost or destroyed. When individual containers reach a certain age, they are managed by GE SeaCo for the account of SCL or sold at SCL's request under the equipment management agreement. GE SeaCo earns a fee for managing the equipment and sales commissions when units are sold. See Note 21 to the Financial Statements.

  Services Agreement

        Like the shared services agreement between SCL and OEH described above, SCL provides GE SeaCo with accounting, human resources, insurance, legal, information technology, pension benefit and other administrative services and shares office space with GE SeaCo personnel, all under a services agreement. GE SeaCo pays a fee plus reimbursements approximating the costs of SCL in providing the services. The agreement has an indefinite term until SCL's interest in GE SeaCo falls below 20%. See Note 21 to the Financial Statements.

  Members Agreement

        GE SeaCo is organized in Barbados and governed by its articles of organization and by-laws, many provisions of which are from the members agreement between SCL and GE Capital Container SRL. These concern the share capital structure of GE SeaCo, voting of shares, composition of the board, appointment of officers, financial reporting, transferability of shares and other matters.

ITEM 14. Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and found no material deficiencies or weaknesses. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the evaluation date.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Documents filed as a part of this report.

		Page Number
1.	Financial Statements
	Independent auditors' report	40
	Consolidated financial statements—years ended December 31, 2002, 2001 and 2000:
	Balance sheets (December 31, 2002 and 2001)	41
	Operations	43
	Cash flows	44
	Shareholders' equity	45
	Notes	47
2.	Financial Statement Schedules
	Schedule II—Valuation and qualifying accounts (years ended December 31, 2002, 2001 and 2000).	91
3.	Exhibits	87 and 96
Exhibit No.	Incorporated by Reference to	Description
3(a)	Exhibit 3(a) to June 30, 1992 Form 10-Q Report (File No. 1-7560).	Memorandum of Association, Certificate of Incorporation and Memoranda of Increase of Share Capital, as amended through June 24, 1992.
3(b)	Exhibit 3(b) to June 30, 1992 Form 10-Q Report (File No. 1-7560).	Bye-Laws, as amended through June 23, 1992.
3(c)	Exhibit 3.3 to June 30, 2001 Form 10-Q Report (File No. 1-7560).	Amendments to the Bye-Laws approved at June 6, 2001 shareholders' meeting.
4(a)	Exhibit 6 to Amendment No. 3 dated June 5, 1998 Form 8-A Registration Statement (File No. 1-7560).	Rights Agreement between Sea Containers Ltd. and BankBoston N.A., as Rights Agent, dated as of May 9, 1988 and amended and restated as of June 1, 1998.
4(b)	Exhibit 4(b) to June 30, 1998 Form 10-Q Report (File No. 1-7560).	Certificate of Designation of Terms of $7.25 Convertible Cumulative Preferred Shares.
4(c)	Exhibit 4(a) to September 30, 1998 Form 10-Q Report (File No. 1-7560).
Second Amended and Restated Loan Agreement dated July 24, 1998 among Sea Containers Ltd. and certain subsidiaries, as Borrowers, and The Bank of Nova Scotia and other banks named therein, as Lenders (including Schedule 1 thereto).
4(d)	Exhibit 4(b) to September 30, 1998 Form 10-Q Report (File No. 1-7560).	First Amendment dated August 21, 1998 to Second Amended and Restated Loan Agreement (Exhibit 4(c) above).

Exhibit No.	Incorporated by Reference to	Description
4(e)	Exhibit 4(a) to September 30, 1999 Form 10-Q Report (File No. 1-7560).	Second Amendment dated July 30, 1999 to Second Amended and Restated Loan Agreement (Exhibit 4(c) above).
4(f)	Exhibit 4.2 to Form S-3 Registration Statement No. 33-52864.	Indenture dated November 1, 1992 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 12 1/2% Senior Subordinated Debentures Due 2004.
4(g)	Exhibit 4.2.1 to Form 8 Amendment No. 1 to Form 8-K Report dated January 28, 1993 (File No. 1-7560).	First Supplemental Indenture dated February 1, 1993 to Indenture dated November 1, 1992 (Exhibit 4(f) above).
4(h)	Exhibit 4(b) to March 31, 1998 Form 10-Q Report (File No. 1-7560).	Second Supplemental Indenture dated April 23, 1998 to Indenture dated November 1, 1992 (Exhibit 4(f) above).
4(i)	Exhibit 4.2 to Form S-3 Registration Statement No. 33-66350.	Indenture dated July 1, 1993 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 9 1/2% Senior Notes Due 2003.
4(j)	Exhibit 4(a) to March 31, 1998 Form 10-Q Report (File No. 1-7560).	First Supplemental Indenture dated April 21, 1998 to Indenture dated July 1, 1993 (Exhibit 4(i) above).
4(k)	Exhibit 4(b) to June 30, 1996 Form 10-Q Report (File No. 1-7560).	Indenture dated July 1, 1996 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 10 1/2% Senior Notes Due 2003.
4(l)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-8458.	Indenture dated February 1, 1998 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 7 7/8% Senior Notes Due 2008.
4(m)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-11040.	Indenture dated October 1, 1999 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 10 3/4% Senior Notes Due 2006.
4(n)	Exhibit 4.2 to Form S-3 Registration Statement No. 333-11588.	Indenture dated February 1, 2000 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to Debt Securities issuable from time to time.
4(o)	Exhibit 4.1 to September 30, 2001 Form 10-Q Report (File No. 1-7560).	Amended and Restated Indenture dated July 16, 2001 between Sea Containers SPC Ltd. and The Bank of New York, Trustee.

Exhibit No.	Incorporated by Reference to	Description
10(a)	Exhibit 10(a) to 1988 Form 10-K Report (File No. 1-7560).	Supplement to Terms of Employment of James B. Sherwood, Daniel J. O'Sullivan and Edwin S. Hetherington.
10(b)	Exhibit 10(b) to 1997 Form 10-K Report (File No. 1-7560).	Supplement to Terms of Employment of James A. Beveridge.
10(c)	Exhibit 10(e) to 1994 Form 10-K Report (File No. 1-7560).	Sea Containers Ltd. 1986 Stock Option Plan, as amended.
10(d)	Exhibit 10(h) to 1991 Form 10-K Report (File No. 1-7560).	Sea Containers Ltd. 1991 Stock Appreciation Rights Plan.
10(e)	Exhibit 10(a) to September 30, 1998 Form 10-Q Report (File No. 1-7560).	Sea Containers Ltd. 1997 Stock Option Plan.
10(f)	Exhibit 10(i) to 1997 Form 10-K Report (File No. 1-7560).	Omnibus Agreement dated March 19, 1998 among Sea Containers Ltd., GE SeaCo SRL, Genstar Container Corp. and GE Capital Container SRL (without attachments).
10(g)	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10(h)	Exhibit 10.6 to 2001 Form 10-K Report of Orient-Express Hotels Ltd. (File No. 1-16017).	Amendment of Services Agreement dated January 1, 2001 (Exhibit 10(g) above).
10(i)	Exhibit 2.1 to June 30, 2001 Form 10-Q Report of Orient-Express Hotels Ltd. (File No. 1-16017).
Amended and Restated Share Owning Subsidiaries Restructuring Agreement dated June 6, 2001 among Sea Containers Ltd., Orient-Express Hotels Ltd., Orient-Express Holdings 1 Ltd., Orient-Express Holdings 2 Ltd., Orient-Express Holdings 3 Ltd., Orient-Express Holdings 4 Ltd. and Contender 2 Ltd.
10(j)	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10(k)	Exhibit 2.5 to Form S-1 Registration Statement No. 333-12030.	Noncompete Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10(l)	Exhibit 2.6 to Form S-1 Registration Statement No. 333-12030.	Indemnity Agreement dated August 1, 2000 between Orient-Express Hotels Ltd. and Sea Containers Ltd.
11	Page 97.	Statement re computation of per share earnings.

Exhibit No.	Incorporated by Reference to	Description
21	Page 98.	Subsidiaries of Sea Containers Ltd.
23	Page 100.
Consents of Deloitte & Touche LLP relating to Form S-8 Registration Statements No. 33-29576 and 333-13356, Form S-3 Registration Statements No. 333-11588, 333-87826 and 333-101574, and Form S-4 Registration Statements No. 333-103995 and 333-103999.
99(a)	Exhibit 28 to 1987 Form 10-K Report (File No. 1-7560).	Undertakings to be incorporated by reference into Form S-8 Registration Statement No. 33-29576.
99(b)	Page 102.	Item 1—Business from 2002 Form 10-K Report of Orient-Express Hotels Ltd. (File No. 1-16017).
99(c)	Page 115.	Sarbanes-Oxley Section 906 Certification.

        SCL has no instruments with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of SCL on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

  (b)
  Reports on Form 8-K.

        No report on Form 8-K was filed during the fourth quarter of 2002.

Sea Containers Ltd. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year ended December 31, 2002:
Allowance for doubtful accounts	$8,037,000	$1,482,000	$246,000	(2)	$1,535,000	(1)	$9,365,000

			$1,572,000	(3)
			$58,000	(4)
			$(495,000	)(5)
Year ended December 31, 2001:
Allowance for doubtful accounts	$8,263,000	$711,000	$(80,000	)(2)	$915,000	(1)	$8,037,000

			$58,000	(3)
Year ended December 31, 2000:
Allowance for doubtful accounts	$22,114,000	$748,000	$(187,000	)(3)	$14,412,000	(1)	$8,263,000

(1)
.  Bad debts written off—net of recoveries.

(2)
.  Foreign currency translation adjustments.

(3)
.  Reclassification from other balance sheet category.

(4)
.  Acquisition of subsidiary companies.

(5)
.  Deconsolidation of OEH.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003	SEA CONTAINERS LTD.
	By:	/s/ J.B. SHERWOOD James B. Sherwood President (Principal Executive Officer)
	By:	/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 28, 2003

Signature	Title

/s/ J.D. CAMPBELL John D. Campbell	Director
/s/ I. HILTON Ian Hilton	Director
/s/ W.M. GRINDROD W. Murray Grindrod	Director
/s/ R.M. RIGGS Robert M. Riggs	Director
/s/ P.J.R. SCHLEE Philip J.R. Schlee	Director
/s/ C.N.C. SHERWOOD Charles N.C. Sherwood	Director
/s/ J.B. SHERWOOD James B. Sherwood	Director
/s/ M.J.L. STRACEY Michael J.L. Stracey	Director

SEA CONTAINERS LTD.

Sarbanes-Oxley Act Section 302 Certification

I, James B. Sherwood, President of Sea Containers Ltd., certify that:

        1.    I have reviewed this annual report on Form 10-K of Sea Containers Ltd. for the year ended December 31, 2002;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ J.B. SHERWOOD James B. Sherwood President (Chief Executive Officer)

SEA CONTAINERS LTD.

Sarbanes-Oxley Act Section 302 Certification

I, Daniel J. O'Sullivan, Senior Vice President—Finance and Chief Financial Officer of Sea Containers Ltd., certify that:

        1.    I have reviewed this annual report on Form 10-K of Sea Containers Ltd. for the year ended December 31, 2002;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
11	Statement re computation of per share earnings.	97
21	Subsidiaries of Sea Containers Ltd.	98
23	Consents of Deloitte & Touche LLP relating to Form S-8 Registration Statements No. 33-29576 and 333-13356, Form S-3 Registration Statements No. 333-11588, 333-87826 and 333-101574, and Form S-4 Registration Statements 333-103995 and 333-103999.	100
99(b)	Item 1—Business from 2002 Form 10-K Report of Orient-Express Hotels Ltd. (File No. 1-16017).	102
99(c)	Sarbanes-Oxley Act Section 906 Certification.	115

QuickLinks

PART I
  ITEM 1. Business
PASSENGER TRANSPORT
CONTAINER LEASING
HOTELS AND LEISURE
OTHER SCL ACTIVITIES
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 8. Financial Statements and Supplementary Data
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Operations
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Cash Flows
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Shareholders' Equity
Sea Containers Ltd. and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Controls and Procedures
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Sea Containers Ltd. and Subsidiaries Schedule II—Valuation and Qualifying Accounts
SIGNATURES
SEA CONTAINERS LTD. Sarbanes-Oxley Act Section 302 Certification
SEA CONTAINERS LTD. Sarbanes-Oxley Act Section 302 Certification
EXHIBIT INDEX