Form 10-Q
period 2003-03-31
SEA CONTAINERS LTD /NY/
filed 2003-05-15
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7560

SEA CONTAINERS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0038412 (I.R.S. Employer Identification No.)
41 Cedar Avenue P.O. Box HM 1179 Hamilton HMEX, Bermuda (Address of principal executive offices)	(Zip Code)
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

        As of April 30, 2003, 19,502,216 Class A common shares and 14,417,795 Class B common shares of Sea Containers Ltd. were outstanding including 12,900,000 Class B shares owned by a subsidiary.

PART I—FINANCIAL INFORMATION

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$153,101	$218,022
Accounts receivable, net of allowances of $9,349 and $9,365	224,326	187,896
Asset sale receivables	34,410	35,844
Advances on asset purchase contracts	7,334	5,242
Containers at cost, less accumulated depreciation of $516,912 and $512,724	541,236	551,712
Ships at cost, less accumulated depreciation of $152,647 and $140,897	1,118,925	1,105,143
Assets under capital lease, less accumulated depreciation of $15,511 and $14,748	14,646	15,574
Real estate and other fixed assets at cost, less accumulated depreciation of $97,332 and $92,619	174,605	179,377
Inventories	46,373	46,061
Investments	291,722	288,570
Goodwill	31,774	31,867
Other intangible assets	89,738	90,591
Other assets	56,563	40,935

	$2,784,753	$2,796,834

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2003	December 31, 2002
	(unaudited)
	(Dollars in thousands)
Liabilities and Shareholders' Equity
Working capital facilities	$1,470	$1,651
Accounts payable	131,561	143,454
Accrued liabilities	265,646	268,063
Manufacturer accounts payable, notes payable, bank loans and other purchase obligations in respect of containers	398,612	407,358
Mortgage loans in respect of ships	600,637	579,849
Obligations under capital leases	11,054	11,763
Bank loans in respect of real estate and other fixed assets	256,864	264,036
Senior notes	422,831	422,783
Senior subordinated debentures	98,537	98,485
Deferred revenue	22,991	11,025

	2,210,203	2,208,467

Minority interests	1,559	1,535

Redeemable preferred shares:
Preferred shares $.01 par value (15,000,000 shares authorized): Issued and outstanding: 150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000

Shareholders' equity:
Class A common shares $.01 par value (60,000,000 shares authorized): Issued — 19,502,216 shares (2002—19,500,115)	195	195
Class B common shares $.01 par value (60,000,000 shares authorized): Issued — 14,417,795 shares (2002—14,419,614)	144	144
Paid-in capital	389,695	389,693
Retained earnings	751,036	761,364
Accumulated other comprehensive loss	(191,818)	(188,303)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary — 12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	557,991	571,832

Commitments and contingencies	—	—

	$2,784,753	$2,796,834

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

Three months ended March 31,	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$348,148	$264,255
Other	3,260	7,422

	351,408	271,677

Expenses:
Depreciation and amortization	28,633	24,582
Operating	261,891	189,751
Selling, general and administrative	49,390	40,312

Total expenses	339,914	254,645

Earnings from operations before net finance costs	11,494	17,032
Interest expense (net of capitalized interest)	(27,071)	(27,899)
Interest and related income	486	556

Net finance costs	(26,585)	(27,343)

Losses before minority interests and income taxes	(15,091)	(10,311)
Minority interests	—	(172)

Losses before income taxes	(15,091)	(10,483)
Benefit from income taxes	(5,035)	(4,773)

Net losses	(10,056)	(5,710)
Preferred share dividends	272	272

Net losses on class A and class B common shares	$(10,328)	$(5,982)

Losses per class A and class B common share:
Basic and diluted	$(0.49)	$(0.32)

Dividends per class A common share	$—	$0.075

Dividends per class B common share	$—	$0.068

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

Three months ended March 31,	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net losses on class A and class B common shares	$(10,328)	$(5,982)

Adjustments to reconcile net losses to net cash provided by operating activities:
Preferred share dividends	272	272
Depreciation and amortization	28,633	24,582
Undistributed earnings of affiliates and non-cash items	(8,356)	(6,256)
Gains from sale of assets	(81)	(2,840)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in accounts receivable	(17,160)	(4,385)
(Increase)/decrease in inventories	(136)	317
(Decrease)/increase in accounts payable	(11,780)	8,463

Total adjustments	(8,608)	20,153

Net cash (used in)/ provided by operating activities	(18,936)	14,171

Cash flows from investing activities:
Capital expenditures	(26,688)	(39,018)
Acquisitions and investments, net of cash acquired	—	(47,201)
Proceeds from sale of fixed assets and other	1,222	4,570

Net cash used in investing activities	(25,466)	(81,649)

Cash flows from financing activities:
Issuance of common shares	2	13
Issuance of long-term debt	2,131	40,576
Sale of OEH shares by SCL	—	8,928
Principal payments under long-term debt	(35,908)	(26,069)
Purchase and retirement of notes and debentures	—	(9,000)
Payment of preferred share dividends	(272)	(272)
Payment of common share dividends	—	(1,382)

	(34,047)	12,794
Working capital facilities and redrawable loans drawn	15,968	851

Net cash (used in)/provided by financing activities	(18,079)	13,645

Effect of exchange rate changes on cash and cash equivalents	(2,440)	(1,592)

Net decrease in cash and cash equivalents	(64,921)	(55,425)
Cash and cash equivalents at beginning of period	218,022	216,936

Cash and cash equivalents at end of period	$153,101	$161,511

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statement of Consolidated Shareholders' Equity (unaudited)

(Dollars in thousands)	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Income/ (Loss)	Common Shares Held by Subsidiary	Total Com- prehensive Income/(Loss)
Balance, January 1, 2003	$195	$144	$389,693	$761,364	$(188,303)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	2	—	—	—
Comprehensive income:
Net losses on common shares for the period	—	—	—	(10,328)	—	—	$(10,328)
Other comprehensive income/(loss)	—	—	—	—	(3,515)	—	(3,515)

							$(13,843)

Balance, March 31, 2003	$195	$144	$389,695	$751,036	$(191,818)	$(391,261)

See notes to consolidated financial statements

Sea Containers Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.     Basis of financial statement presentation

(a)
Accounting policies

        For a description of significant accounting policies, see the Notes to the consolidated financial statements in the Company's 2002 Form 10-K annual report. "SFAS" means a Statement of Financial Accounting Standard and "FIN" means Financial Interpretation, both of the Financial Accounting Standards Board.

        Certain reclassifications have been made to the 2002 financial statements to conform to the classifications in the 2003 financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2003 and 2002, which are all of a normal recurring nature, have been reflected in the information provided.

        For purposes of these Notes, the "Company" refers to Sea Containers Ltd., and "SCL" refers to Sea Containers Ltd. and its subsidiaries. "OEH" refers to Orient-Express Hotels Ltd., an equity investment of the Company engaged in the hotel and leisure business. "GE SeaCo" refers to GE SeaCo SRL, a container leasing joint venture company between the Company and General Electric Capital Corporation accounted for under the equity method. "GNER" refers to Great North Eastern Railway Ltd., a wholly-owned subsidiary of the Company and operator of SCL's passenger rail franchise in Great Britain. "Silja" refers to Silja Oyj Abp, a wholly-owned subsidiary of the Company based in Finland engaged in ferry operations in the northern Baltic Sea.

(b)
Losses per share

        The number of shares used in computing basic and diluted losses per share was as follows (in thousands):

Three months ended March 31,	2003	2002
Basic	21,019	18,533
Effect of dilution	479	501

Diluted	21,498	19,034

        The anti-dilutive effect of stock options on 423,631 and 127,338 shares, respectively, for the three months ended March 31, 2003 and 2002 have been excluded from the computation of diluted earnings per share.

(c)
Other

        Other in the statements of consolidated operations comprises gains/(losses) on asset sales and earnings from unconsolidated affiliates.

        Gains/(losses) on asset sales were $81,000 in 2003 (2002—$2,836,000). The 2003 gains related to container disposals. During 2002, $4,093,000 of gains related to the sale by the Company of OEH shares and $1,257,000 of losses related to container disposals.

        Earnings from unconsolidated companies include SCL's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees.

(d)
Derivative financial instruments

        As reported in Note 1(s) to the financial statements in the Company's 2002 Form 10-K annual report, the Company adopted effective January 1, 2001 SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. For the three months ended March 31, 2003 and 2002, the change in the fair market value of derivative instruments resulted in a credit of $118,000 and $5,167,000, respectively, to other comprehensive income/(loss).

        The components of other comprehensive income/(loss) are as follows (dollars in thousands):

Three months ended March 31,	2003	2002
Net losses on class A and class B common shares	$(10,328)	$(5,982)
Foreign currency translation adjustments	(3,633)	(4,757)
Changes in fair value of derivatives	118	5,167

Comprehensive income/(loss)	$(13,843)	$(5,572)

(e)
Stock-based compensation

        SCL's compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares, in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. If compensation cost for the Company's stock option plans had been determined based on fair values as of the date of grant, SCL's net losses and losses per share would have been reported as follows (dollars in thousands, except in share amounts):

Three months ended March 31		2003	2002
Net losses on common shares:
As reported		$(10,328)	$(5,982)
Deduct:	Total stock-based employee compensation expense determined under fair value based method, net of related tax	(31)	(57)

Pro forma		$(10,359)	$(6,039)

Basic and diluted losses per share:
As reported		$(0.49)	$(0.32)

Pro forma		$(0.49)	$(0.33)

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

2.     Significant acquisitions and investments; deconsolidation of Orient-Express Hotels Ltd.

        As reported in Note 3(a) to the financial statements in the Company's 2002 Form 10-K annual report, during the second quarter of 1999, SCL purchased a 50% interest in Silja which was listed on the Helsinki Exchanges. The shareholders from whom SCL acquired this investment had options under the 1999 share purchase agreement to sell the balance of their shares in Silja to SCL exercisable in April 2002, representing an additional 25% of shares outstanding. These options were duly exercised and SCL purchased the shares at a total price of euro 40,299,000 ($37,954,000) paid in newly-issued class A common shares of the Company.

        On June 25, 2002, SCL launched a redemption offer for the remaining shares in Silja and for Silja's outstanding convertible subordinated bonds which had an aggregate par value of euro 55,368,000. The offer was euro 2.25 for each common share and 92.4% of the par value of the bonds. The offer expired on August 26, 2002 and SCL acquired additional Silja shares, bringing its total shareholding to

97.2%, and euro 13,222,900 of the Silja bonds for an aggregate price of euro 43,398,000 ($42,654,000) paid in cash funded by bank loans. Any shares not tendered have been compulsorily acquired as permitted by Finnish law.

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

        These acquisitions have been accounted for as purchases in accordance with SFAS No. 141, Business Combinations. The results of these operations have been included in the consolidated financial results of SCL from the dates of acquisition and, the assets and liabilities of the acquired companies have been recorded at their fair value at the date of acquisition. The proforma impact on results, had these acquisitions occurred on January 1, 2002, is not material.

        During the fourth quarter of 2002, SCL sold sufficient common shares in OEH to reduce its equity interest in OEH below 50% to 47%. Prior to those sales, OEH was accounted for as a consolidated subsidiary of the Company. Thereafter, SCL began to account for the investment in OEH under the equity method of accounting. Note 2 to the financial statements in the Company's 2002 Form 10-K annual report presents unaudited pro forma financial information of SCL as if this deconsolidation of OEH had occurred on January 1, 2002.

3.     Real estate and other fixed assets

        The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	March 31, 2003	December 31, 2002
Freehold and leased land and buildings	$160,144	$161,110
Machinery and equipment	59,378	60,448
Fixtures, fittings and office equipment	52,415	50,438

	271,937	271,996
Less: accumulated depreciation	97,332	92,619

	$174,605	$179,377

4.     Long-term debt (other than senior notes and senior subordinated debentures)

        Long-term debt consists of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Container bank loans and purchase notes payable over periods of 2 to 8 years, with a weighted average interest rate of 3.77% and 3.86%, respectively	$398,612	$407,358
Ship mortgage loans payable over periods of 1 to 13 years, with a weighted average weighted average interest rate of 3.85% and 4.72%, respectively	600,637	579,849
Loans from banks secured by real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 6.48% and 6.62%, respectively	256,864	264,036

	$1,256,113	$1,251,243

        Several credit agreements of SCL have restrictive financial covenants. At March 31, 2003, SCL was in compliance with its covenants.

        Included in long-term debt is a revolving credit facility with a group of banks secured by container equipment, a securitization facility with a nine-year term secured by other container equipment, a securitization facility with an eight-year term secured on the assets of SCL's Isle of Man Steam Packet subsidiary, and a revolving credit and term loan facility secured on Silja ship assets. At March 31, 2003, an aggregate of $772,296,000 (December 31, 2002—$758,572,000) was outstanding under these and related facilities.

        The following is a summary of the aggregate maturities of long-term debt at March 31, 2003. The 2004 amount includes $143,185,000 due under bank-syndicated facilities that SCL expects to refinance (dollars in thousands):

Year ending December 31,
2003	$123,154
2004	346,283
2005	144,468
2006	132,862
2007	147,994
2008 and thereafter	361,352

$1,256,113

        The interest rates on substantially all SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying value of SCL's long-term debt at March 31, 2003 and December 31, 2002 was a reasonable estimate of its fair value.

        In addition, syndicates of banks have provided GE SeaCo with $122,500,000 of credit facilities to fund new container purchases. Also, a bankruptcy-remote subsidiary of GE SeaCo formed to facilitate asset securitization has a $400,000,000 container securitization facility. At March 31, 2003, GE SeaCo had borrowed $393,700,000 (December 31, 2002—$368,100,000) under these facilities, none of which is guaranteed by SCL.

        Also, SCL has guaranteed through 2005 bank loans of OEH in an aggregate amount of $92,100,000 (December 31, 2002—$112,854,000), including a $2,000,000 bank loan to Eastern & Oriental Express Ltd., in which OEH owns a 25% interest, and SCL has guaranteed through 2010 one half of a $8,706,000 (December 31, 2002—$8,879,000) bank loan to Speedinvest Ltd., owner of the Adriatic fast ferry in which SCL has a 50% interest.

        The maturities relating to the senior notes and senior subordinated debentures of the Company are disclosed in Note 10 to the financial statements in the Company's 2002 Form 10-K annual report.

5.     Income taxes

        Income taxes provided by SCL relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for (benefit from) income taxes consists of the following (dollars in thousands):

Three months ended March 31, 2003	Current	Deferred	Total
United States	$13	$160	$173
Other foreign	501	(5,709)	(5,208)

	$514	$(5,549)	$(5,035)

Three months ended March 31, 2002	Current	Deferred	Total
United States	$112	$150	$262
Other foreign	375	(5,410)	(5,035)

	$487	$(5,260)	$(4,773)

        The Company is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax liabilities recognized in the consolidated balance sheets are comprised of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Gross deferred tax assets	$52,423	$46,145
Less: Valuation allowance	(17,407)	(17,407)

Deferred tax assets	35,016	28,738
Deferred tax liabilities	(6,930)	(7,206)

Net deferred tax assets	$28,086	$21,532

        The gross deferred tax assets relate primarily to operating loss carryforwards and future tax benefits of accrued pension costs. The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

6.     Supplemental cash flow information

        (Dollars in thousands):

Three months ended March 31,	2003	2002
Cash paid for:
Interest	$33,451	$28,306
Income taxes	$831	$1,508

        In conjunction with acquisitions (see Note 2), liabilities were assumed as follows (dollars in thousands):

Fair value of assets acquired	$—	$58,651
Carrying value of existing investment	—	(47,500)

Liabilities assumed	$—	$11,151

7.     Commitments

        Outstanding contracts to purchase fixed assets were approximately $9,600,000 at March 31, 2003 (December 31, 2002—$14,000,000).

8.     Information concerning financial reporting for segments and operations in different geographical areas

        In 2003, the Company changed its reportable segments. SCL's GNER operations, which had previously been included in the passenger transport segment, are now reported as the rail operations segment. The remaining business that had been included in the passenger transport segment, SCL's ferry operations, is now reported as the ferry operations segment. The Company has reclassified the prior year's segment information to conform to the current year's presentation. Accordingly, financial information regarding SCL's business segments is as follows (dollars in thousands):

Three months ended March 31,	2003	2002
Total revenue:
Ferry operations	$141,804	$28,451
Rail operations	172,650	148,229
Container operations	28,420	31,417
Leisure operations	—	51,689
Other	5,274	4,469

	$348,148	$264,255

Other:
Ferry operations	$—	$(558)
Rail operations	—	—
Container operations	4,486	1,906
Leisure operations	(1,226)	1,981
Other operations	—	4,093

	$3,260	$7,422

Earnings/(losses) from operations before net finance costs:
Ferry operations	$(12,634)	$(5,261)
Rail operations	20,703	9,103
Container operations	8,566	7,138
Leisure operations	(1,226)	5,335
Other (including gains on sale of OEH shares of $4,093 in 2002)	173	4,222

	15,582	20,537
Corporate costs	(4,088)	(3,505)
Net finance costs	(26,585)	(27,343)
Minority interests	—	(172)

Losses before income taxes	$(15,091)	$(10,483)

        Leisure operations in 2003 include SCL's equity share of OEH losses compared with consolidated OEH earnings of $5,335,000 in 2002, made up as follows (dollars in thousands):

Three months ended March 31,	2003	2002
Revenue	$60,409	$51,689
Earnings from unconsolidated companies	1,145	1,981

	$61,554	$53,670

Earnings before net finance costs	$1,866	$5,335
Net finance costs	(4,971)	(4,823)

(Losses)/earnings before net finance costs	(3,105)	512
(Benefit from)/provision for income taxes	(497)	72

Net (losses)/earnings	(2,608)	440

Minority interest	—	(172)

SCL's share of OEH net (losses)/earnings	$(1,226)	$268

        The identifiable assets of SCL's business segments are as follows (dollars in thousands):

	March 31, 2003	December 31, 2002
Ferry operations	$1,422,383	$1,416,696
Rail operations	211,382	235,271
Container operations	879,534	887,720
Leisure operations	215,917	212,704
Other operations	55,537	44,443

	$2,784,753	$2,796,834

        Transactions between reportable segments are not material. The main factor SCL uses to identify its four main segments is similarity of the products and services provided.

9.     Contingencies

        As previously reported, GNER experienced severe disruption of its services following an accident in October 2000, for which Network Rail as successor to Railtrack is required to pay compensation under the track access agreement. Network Rail owns and maintains substantially all of the railway infrastructure in Britain. GNER has contracted with Network Rail for track access based on the level of service GNER provides. Because of disputes, both GNER and Network Rail withheld contractual payments due during 2001 and arbitration proceedings were commenced to determine liability and the amounts due. Payments have resumed since March 2002. Pursuant to separate arbitration awards under different parts of the track access agreement, Network Rail's liability to compensate GNER was confirmed and proceedings are continuing on the amounts due. To date, GNER has been awarded substantial partial compensation which GNER has received or previously withheld from Network Rail. Network Rail in 2002 appealed to the U.K. Rail Regulator one of the awards confirming its liability, and on March 31, 2003, the Regulator publicly stated that he had ruled in GNER's favor and would issue his formal judgment shortly. As a result of this ruling, GNER has recognized an additional $15,000,000 of revenue which was not recognized in 2002 awaiting this decision although cash compensation had been received. Also, the U.K. Strategic Rail Authority, the franchisor under GNER's passenger rail franchise agreement, has claimed a financial interest in part of any compensation payable by Network Rail, but GNER has been advised by its legal counsel that it has no obligation to the Authority under that agreement.

10.   Related party transactions

        For the three months ended March 31, 2003, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $8,893,000 (2002—$8,865,000). Also in 2003, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides management and administration services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $8,239,000 (2002—$7,276,000). For the three months ended March 31, 2003, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $2,712,000 (2002—$5,543,000). In addition, in 2003, GE SeaCo paid interest of $nil on loans from SCL (2002—$35,000) and at March 31, 2003, SCL had a loan balance of $6,000,000 due from GE SeaCo (December 31, 2002—$6,000,000). At March 31, 2003, a receivable of $2,710,000 (December 31, 2002—$8,662,000) remains outstanding for GE SeaCo in respect of all the above, which is included in accounts receivable on SCL's consolidated balance sheet.

        For the three months ended March 31, 2003, subsidiaries of the Company received from OEH $1,527,000 (2002—$1,500,000) for the provision of various administrative services under a shared services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services.

        SCL has guaranteed an aggregate principal amount of $92,100,000 of bank loans to OEH outstanding at March 31, 2003 (December 31, 2002—$112,854,000) including a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH owns a 25% shareholder interest.

        SCL received from Silja, prior to its acquisition in May 2002, fees for the provision of various services which amounted to $300,000 for the three months ended March 31, 2002. These services were provided on the basis of reimbursement of SCL's costs as approved by the board of directors of Silja. SCL also charters a SuperSeaCat to Silja to operate on the Helsinki-Tallin route for which $945,000 was paid to SCL for the three months ended March 31, 2002, and SCL charters from Silja a floating passenger terminal located at Liverpool for which $39,000 was paid to Silja for the three months ended March 31, 2002.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared with the three months ended March 31, 2002

Revenue and other

        The total revenue and other increase of $79,731,000 in the first quarter of 2003 included a decrease of $1,407,000 in the earnings/losses of unconsolidated companies and a decrease of $2,755,000 in asset sale gains of which $4,093,000 related to gains on the sale of OEH shares in 2002 offset by reduced container disposal losses of $1,338,000. Of the remaining increase of $83,893,000, $113,353,000 related to ferry operations, $24,421,000 to rail operations and $805,000 to other operations, partly offset by decreased revenue of $51,689,000 from leisure operations and $2,997,000 from container operations.

        The increase in ferry revenue of $113,353,000 included $114,366,000 from Silja operations which were consoldiated effective May 1, 2002 (see Note 2), leaving a decrease of $1,013,000 on other operations which included adjustment for the favorable effect of the strengthening of the British pound against the U.S. dollar, amounting to $3,130,000, resulting in a decrease of $4,143,000. This decrease arose primarily from reduced revenue relating to the Irish Sea services of $1,200,000, the cross-Channel ferry services of $1,800,000 and other ferry activities of $900,000.

        The increase in rail revenue of $24,421,000 included adjustment for the favorable effect of the strengthening of the British pound against the U.S. dollar amounting to $18,658,000 resulting in an increase of $5,763,000 which mainly related to increased compensation arising from the Network Rail and other claims for disruption to GNER's rail services of $5,000,000.

        The decrease in leisure division revenue of $51,689,000 reflected the absence of revenue resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

        The decrease in container revenue of $2,997,000 mainly related to a reduction in leasing operations, excluding GE SeaCo-owned containers, of $2,717,000 reflecting the reduced size of SCL's fleet and lower equipment lease rates.

        The increase in other revenue of $805,000 included revenue of $581,000 from property sales and $318,000 from the Corinth Canal.

Expenses

        Depreciation and Operating.    Depreciation and operating expenses increased in the aggregate by $76,191,000 (an increase as a percent of revenue from 81% to 83%) with increases of $104,061,000 on ferry operations, $3,058,000 on rail operations and $581,000 on other operations, partly offset by a decrease of $29,128,000 on leisure operations and $2,381,000 on container operations.

        The increase in ferry operations costs of $104,061,000 included $103,431,000 from Silja operations, leaving an increase on other operations of $630,000 which included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar amounting to $3,012,000, resulting in a decrease of $2,382,000. This decrease related to decreased costs of $500,000 from cross-Channel services, $2,000,000 from Irish Sea services and $300,000 from other ferry activities partly offset by $400,000 from New York harbor ferry services. Ferry operations generally in the first quarter of 2003 experienced higher fuel costs compared to the first quarter of 2002.

        The increase in rail operations costs of $3,058,000 included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar amounting to $16,246,000 resulting in a decrease of $13,188,000 due largely to reduced net access charges payable to Network Rail.

        The decrease in leisure division costs of $29,128,000 reflected the absence of costs resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

        The decrease in container expenses of $2,381,000 mainly related to reduced costs from leasing operations of $1,116,000 and cargoship operations of $1,022,000.

        The increase in other expenses of $581,000 mainly related to costs of $279,000 from the Corinth Canal, $180,000 from property activities and $119,000 from publishing.

        Selling, General and Administrative.    These costs have increased in total by $9,078,000 (a decrease as a percent of revenue from 15% to 14%) of which $18,050,000 related to Silja operations. The remaining decrease of $8,972,000 was due to a decrease in other ferry operations of $827,000 (a decrease of $1,459,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar) and leisure operations of $19,207,000 reflecting the deconsolidation of OEH, partly offset by increased costs from rail operations of $9,763,000 (an increase of $8,497,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar) which included increased central overheads, container operations of $536,000, and other operations of $763,000 (including $216,000 from the Corinth Canal and increased corporate costs $583,000).

        Net Finance Costs.    Net finance costs in 2003 decreased by $758,000 of which a reduction of $4,823,000 related to the deconsolidation of OEH offset by $6,567,000 of interest expense on Silja operations leaving a decrease of $2,502,000. This decrease mainly related to a decrease in interest expense of $2,587,000 from reduced interest rates on floating-rate debt offset by increased interest expense on additional debt used to finance acquisitions and investments.

Minority interests

        The minority interest in OEH in the first quarter of 2002 amounted to $172,000. Since the deconsolidation of OEH in the fourth quarter of 2002, the Company began to account for its investment in OEH under the equity method of accounting.

Taxes on income

        The income tax credits in the first quarter of 2003 and 2002 mainly related to the seasonal results of ferry operations in jurisdictions which impose income tax, offset by a tax charge on rail operations. The Company is incorporated in Bermuda which does not impose an income tax.

Net losses

        The 2003 first quarter net losses on common shares of $10,328,000 compares with net losses of $5,982,000 in 2002, an increase in losses of $4,346,000. Earnings before net finance costs showed a decrease of $5,538,000, of which $7,373,000 related to decreased profits from ferry operations (which mainly arose from the consolidation of seasonal first quarter losses on Silja operations in 2003 following the acquisition of Silja in May 2002), $6,561,000 to leisure operations (reflecting the effect of SCL's reduced share of OEH results following the deconsolidation of OEH in the fourth quarter of 2002) and $4,632,000 to other operations (of which $4,093,000 related to OEH share sale gains in 2002), partly offset by increased earnings from rail operations of $11,600,000 (includes $5,000,000 of increased claims for disruption to GNER's rail services) and $1,428,000 from container-related activities. Net finance costs decreased in 2003 by $758,000 of which a reduction of $4,823,000 related to the absence of OEH finance costs and $6,567,000 related to interest expense on Silja operations, excluding which there was a decrease of $2,502,000 mainly relating to a decreased interest expense of $2,587,000. Additionally, there was no minority interest charge in 2003 compared with a charge of $172,000 in 2002 relating to OEH, and the tax credit increased by $262,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        SCL is exposed to market risk from changes in interest rates, foreign currency exchange rates and fuel price movements. These exposures are monitored and managed as part of its overall risk management program, which recognizes the unpredictability of financial and commodity markets and seeks to mitigate material adverse effects on consolidated earnings and cash flows. SCL does not hold market rate sensitive financial or commodity instruments for trading purposes.

        The market risk relating to interest rates arises mainly from the financing activities of SCL. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. As reported in Note 19(a) to the financial statements in the 2002 Form 10-K annual report of the Company, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt. These agreements expire over a period of one to seven years. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of SCL would have increased by approximately $4,900,000 based on borrowings at March 31, 2003. The interest rates on substantially all of SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and fuel prices and their effects have not changed materially during the first three months of 2003 from those described in the Company's 2002 Form 10-K annual report.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2003, cash balances totalled $153,101,000. Undrawn working capital lines of credit amounted to approximately $30,600,000, of which $11,200,000 was undrawn under secured revolving credit facilities.

        Capital expenditures planned for the remainder of 2003 relate primarily to additions to ferry assets, which SCL management believes will be adequately financed primarily from debt and lease financings, operating cash flows and other sources. Capital expenditures are expected to be at a lower level compared to 2002 following the deconsolidation of OEH in the fourth quarter of 2002.

        Several credit agreements of SCL have restrictive covenants, certain of which were amended. At March 31, 2003, SCL was in compliance with its covenants.

        SCL is proceeding with its planned restructuring of certain debt coming due in 2003 and 2004 as outlined under the heading "Proposed Restructuring of Debt" in Item 7—Management's Discussion and Analysis in the Company's 2002 Form 10-K annual report. This involves extending the maturity of SCL's revolving credit facility with a syndicate of banks secured by container equipment coming due in October 2004, and making exchange offers of newly issued senior notes maturing in 2006 and 2009 for the publicly-held senior notes and senior subordinated debentures of the Company coming due in July 2003 and December 2004. In order to raise cash for debt service in addition to cash flow from operations, SCL's plans include selling its Isle of Man Steam Packet ferry unit in the Irish Sea, its remaining port interests in the U.K., its Charleston, South Carolina container manufacturing facility and, when stock market conditions improve, additional shares in OEH owned by the Company. To provide additional liquidity and allow time for asset sales, management is working with a syndicate of banks to arrange a one-year $158,000,000 secured bridge loan to SCL, the proceeds of which would be used as necessary to repay in July 2003 the senior notes due then that are not exchanged in the exchange offer for those notes. The primary security for this loan would be the shares in the Company subsidiaries that own the assets to be sold and the OEH shares owned by the Company. Management believes that the available cash from operations and readily saleable assets will be sufficient to service SCL's 2003 obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

        As of March 31, 2003, the Company's significant accounting policies and estimates, which are described in Notes 1, 7, and 20 to the financial statements in the Company's 2002 Form 10-K annual report, have not changed from December 31, 2002, except for the adoption of the following pronouncements referred to in that report. On January 1, 2003, the Company adopted the recognition provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of the provisions of FIN No. 45 and SFAS No. 146 did not have a material effect on SCL's consolidated financial statements.

        In addition, on April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement No. 133 on Derivatives Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to "Statement No. 133 Implementation Issues" that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with the respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company is presently evaluating this new Statement but does not expect its adoption to have a material effect on SCL's financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

        For a discussion of these policies, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in the Company's 2002 Form 10-K annual report.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        See Note 9 to the financial statements in this report regarding arbitration proceedings involving GNER.

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

SEA CONTAINERS LTD.
By:	/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

Dated: May 15, 2003

SEA CONTAINERS LTD.

Sarbanes-Oxley Act Section 302 Certification

I, James B. Sherwood, President of Sea Containers Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sea Containers Ltd. for the quarter ended March 31, 2003;

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

Dated: May 15, 2003	/s/ J.B. SHERWOOD James B. Sherwood President (Chief Executive Officer)

SEA CONTAINERS LTD.
Sarbanes-Oxley Act Section 302 Certification

I, Daniel J. O'Sullivan, Senior Vice President—Finance and Chief Financial Officer of Sea Containers Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Sea Containers Ltd. for the quarter ended March 31, 2003;

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

Dated: May 15, 2003	/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

3.1	—	Memorandum of Association, Certificate of Incorporation and Memoranda of Increase of Share Capital of the Company, as amended through September 24, 1992, filed as Exhibit 3(a) to September 30, 1992 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.
3.2	—	Bye-Laws of the Company, as amended through September 23, 1992, filed as Exhibit 3(b) to September 30, 1992 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.
3.3	—
Amendments to the Bye-Laws of the Company approved by shareholders on June 6, 2001, filed as Exhibit 3.3 to June 30, 2001 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.
99.1	—	Certification under Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), being filed with this report.

QuickLinks

PART I—FINANCIAL INFORMATION
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets (continued)
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)
Sea Containers Ltd. and Subsidiaries Statement of Consolidated Shareholders' Equity (unaudited)
Sea Containers Ltd. and Subsidiaries Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
  RESULTS OF OPERATIONS
  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  LIQUIDITY AND CAPITAL RESOURCES
  RECENT ACCOUNTING PRONOUNCEMENTS
  CRITICAL ACCOUNTING POLICIES
  CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
SEA CONTAINERS LTD. Sarbanes-Oxley Act Section 302 Certification
EXHIBIT INDEX