Form 10-K/A
period 2002-12-31
SEA CONTAINERS LTD /NY/
filed 2003-05-23
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        Unless otherwise indicated, information in this Amendment No. 1 is as of March 28, 2003, the date of the original Form 10-K Annual Report of Sea Containers Ltd. for the fiscal year ended December 31, 2002. This Amendment is being filed in response to comments made by the staff of the Securities and Exchange Commission in reviewing the Form S-4 registration statement of Sea Containers Ltd. filed on March 24, 2003 (File No. 333-103999). The changes relate primarily to the disclosure about pensions and segment reporting. See under the headings "Results of Operations (2002 compared to 2001 and 2001 compared to 2000)" and "Critical Accounting Policies—Pensions" in Item 7—Management's Discussion and Analysis, and Note 20 to the financial statements in Item 8—Financial Statements and Supplementary Data. This Amendment does not reflect any change in the audited financial position, results of operations and cash flows of Sea Containers Ltd. and subsidiaries for any of the years presented.

PART I

ITEM 1. Business

        Sea Containers Ltd. (the "Company") and its subsidiaries (collectively with the Company referred to as "SCL") are engaged in four main businesses. The first is ferry operations mainly involving passenger and vehicle ferry services in the English Channel, Irish Sea and northern Baltic Sea. The second is passenger rail services in Britain between London and Scotland. The third is the leasing of cargo containers, principally through SCL's unconsolidated 50%/50% GE SeaCo SRL joint venture ("GE SeaCo") with General Electric Capital Corporation, to a diversified customer base of liner ship operators and others throughout the world, and the manufacture and repair of container equipment. The fourth business is ownership and/or management of hotels, restaurants, tourist trains and river cruiseship located throughout the world through Orient-Express Hotels Ltd., an unconsolidated company in which SCL owns a 47% equity interest ("OEH"). In addition, SCL engages in property development, perishable commodity production and trading, and publishing.

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
JERSEY CITY
East 34th Street
NEWARK
Pier 11 Wall St.
BROOKLYN
STATEN
ISLAND
South Amboy
Atlantic Highlands
NEW JERSEY
Highlands

European Services

NORWAY
FINLAND
Åland
Turku
Helsinki
Kapellskär
Stockholm
Tallinn
ESTONIA
SCOTLAND
Visby
SWEDEN
LATVIA
N. IRELAND
Troon
Belfast
Riga
Douglas
DENMARK
Dublin
Heysham
LITHUANIA
Liverpool
IRELAND
WALES
Rostock
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

        The principal effect of all this competition is to limit SCL's pricing power on its various routes. An increase in competition on any of the routes could adversely affect SCL's passenger traffic volume or its pricing, thereby reducing its revenues. Also, some of SCL's competitors have lower labor costs than it does, giving them an operating cost advantage over SCL. For example, the wage scales of on board personnel of Silja's Swedish and Finnish flagged ferries are generally higher than its Estonian flagged competitors.

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

        Fuel price protests, as occurred in 2000 at French and British ports served by SCL's ferries, may disrupt traffic flow for short periods and result in cancellations. Road and port blockades in the future, arising from fuel protests or other reasons, such as third party strike activity, may have similar effects resulting in loss of carryings.

        Other factors affecting the trading performance of SCL's ferry services are principally competitive pressure on ticket prices, travel convenience of departure timings, adverse weather conditions disrupting service schedules and increasing fuel consumption, regional economic and political conditions, foreign exchange rate fluctuations in countries served by the ferries, fluctuating prices in the ship sale and purchase market, lower labor costs of certain competitors, industrial relations mainly with Silja's unionized personnel, and civil unrest at the ports and regions served by the ferries. The interaction of many of these factors differs on each route and the profitability of individual routes may change from year to year. Also, the opening of new routes by SCL can be unprofitable in early years because of the need to build up traffic over time while incurring added marketing, administration and other start-up costs.

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

        Changes in the cash position over the last three years can be summarized as follows (dollars in thousands):

	2002	2001	2000
Net cash provided by operating activities	$193,732	$105,300	$88,962
Proceeds from sale of fixed assets and other	8,834	76,249	27,574
Issuance of long-term debt	202,201	162,916	236,095
Issuance of shares	127	47	4,534
Issuance of OEH shares by OEH	—	—	85,527
Sale of OEH shares by SCL	68,650	1,518	112,986

	473,544	346,030	555,678
Capital expenditures	(123,718)	(90,612)	(161,662)
Acquisitions and investments, net of cash acquired	(85,503)	(40,799)	(56,580)
Cash reduction from deconsolidation of OEH	(56,355)	—	—
Principal payments under long-term debt	(163,345)	(139,893)	(147,726)
Debentures and senior notes retired	(9,700)	(9,059)	(159)
Dividends on shares	(5,414)	(6,592)	(18,962)
Purchase and retirement of OEH shares	—	(1,407)	—

	29,509	57,668	170,589
Working capital facilities and redrawable loans (repaid)/drawn	(41,824)	34,092	(142,179)
Effect of exchange rate on cash and cash equivalents	13,401	(2,657)	(4,340)

Increase in cash and cash equivalents	$1,086	$89,103	$24,070

        In 2002, SCL had a positive cash flow from operations (after interest) of $193,732,000 (2001—$105,300,000, 2000—$88,962,000) and proceeds from the sale of fixed assets and other of $8,834,000 (2001—$76,249,000, 2000—$27,574,000), all of which were principally utilized to make loan repayments and fund capital expenditures, acquisitions and dividends, as was the case in 2001 and 2000. Cash flow from operations increased in 2002 from 2001 mainly due to increased earnings from ferry and rail operations, including the effect of consolidating Silja from May 1, 2002, increased gains from the sale by SCL of OEH shares and decreases in net finance costs and working capital, all partly offset by decreased earnings from container operations and leisure operations, including the effects of deconsolidating OEH in the fourth quarter of 2002. Cash flow from operations increased in 2001 from 2000 mainly due to increased earnings from ferry and rail operations and decreased working capital, offset in part by reduced earnings from container operations and leisure operations (including the beneficial effect of acquisitions in 2001 and 2000), an increase in net finance costs resulting from a reduction in interest and related income (which in 2000 included a foreign currency swap gain of $13,000,000) partially offset by reduced interest expense due to lower rates on floating-rate debt, and undistributed earnings of affiliates (including Silja and GE SeaCo investments).

        Proceeds from bank borrowings in 2002 amounted to approximately $202,200,000 (2001—$162,900,000, 2000—$236,100,000), of which $nil (2001—$24,900,000, 2000—$32,000,000) was drawn under loans secured by containers and related factory and depot assets, repayable mainly over five to ten years, $114,713,000 (2001—$8,800,000, 2000—$118,000,000) was drawn under loans secured by ferry-related assets, repayable over five to ten years, and $87,488,000 (2001—$129,200,000, 2000—$86,000,000) was drawn under term loans mainly secured by leisure and other assets and investments, repayable over five to seven years.

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

        In 2002, SCL made capital expenditures totalling approximately $124,000,000 relating primarily to the purchase and improvement of ferry-related and leisure assets. The majority of these expenditures was financed from medium- or long-term bank borrowings. SCL acquired the remaining 50% of Silja which it did not already own for approximately $70,000,000 which was satisfied by the issue of $37,954,000 of SCL class A common shares and payment of the balance in cash which was largely funded by bank loans. Also in 2002, OEH acquired three hotels at a total price of about $47,500,000, funded in part by bank loans.

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

        A consolidated subsidiary of the Company has a $283,115,000 container securitization facility. Under it, the subsidiary, a bankruptcy-remote company formed to facilitate asset securitization, issued a senior note and the Company issued an effectively subordinated note. The senior note in the principal amount of $242,115,000 is non-recourse to the Company and its other subsidiaries and began its nine-year amortization period in October 2002. The senior note requires the subsidiary to maintain a minimum interest coverage ratio, and requires SCL to maintain a minimum cash flow coverage ratio, as well as to comply with the covenants in the subordinated note. Failure to comply with these requirements would result in accelerated amortization, but not default, of the senior note. Upon a change of control of the Company, the senior note would come due. The subordinated note in the principal amount of $41,000,000 began its five-year amortization period in October 2001. The subordinated note requires that SCL (i) not exceed a specified leverage ratio, (ii) maintain a minimum consolidated tangible net worth, and (iii) maintain a minimum interest coverage ratio. The overall interest rate of this facility is approximately 1.10% to 1.31% over LIBOR. At December 31, 2002, $279,615,000 was outstanding under this facility and no further amount could be borrowed. SCL has no present plan to enter into a container securitization facility in the future.

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

        Substantial portions of SCL's revenues and expenses are denominated in foreign currencies, especially the British pound sterling and the euro. A large part of SCL's ferry and rail businesses operates in and around Great Britain and certain corporate costs and selling, general and administrative expenses of SCL relate to its London offices. Fluctuations in the values of these currencies in U.S. dollar terms may affect SCL's financial condition and results of operations. The impact of these fluctuations is mitigated to the extent that SCL has both revenue and expenses denominated in the same currencies. If revenue and expense items become imbalanced, SCL may enter into forward foreign exchange contracts from time to time in order to hedge the imbalance. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk and Note 19 to the Financial Statements.

Results of Operations (2002 compared to 2001 and 2001 compared to 2000)

Revenue and Other

        The total revenue and other increase of $367,412,000 in 2002 and decrease of $90,924,000 in 2001 included a decrease of $9,372,000 and an increase of $4,673,000, respectively, from equity in the earnings/losses of unconsolidated companies and, in 2002, increased asset sale losses of $2,150,000 including an increased gain of $2,332,000 from the sale by the Company of OEH shares while in 2001, gains of $20,200,000 from the Heysham and Newhaven port sales and, in 2000, a $36,000,000 gain from the sale by the Company of OEH shares were included. Of the remaining increase of $399,101,000 in 2002 and decrease of $79,797,000 in 2001, an increase of $372,358,000 and decrease of $43,580,000, respectively, related to ferry operations, increases of $71,905,000 and $2,217,000, respectively, related to rail operations, decreases of $10,461,000 and $25,885,000, respectively, related to container operations, decreases of $43,220,000 and $15,223,000, respectively, related to leisure operations, and increases of $8,519,000 and $2,674,000, respectively, related to other activities.

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

        The ferry revenue increase in 2002 of $372,358,000 included $357,858,000 from Silja operations, which was consolidated effective May 1, 2002, leaving an increase of $14,500,000 on other operations which included adjustment for the favorable effect of the strengthening of the British pound against the U.S. dollar, amounting to $7,680,000, resulting in an increase of $6,820,000. This increase arose mainly from the Irish Sea services amounting to $6,500,000, Hoverspeed's cross-Channel services amounting to $4,000,000 and New York harbor ferry services amounting to $3,700,000, partly offset by reduced revenue from port operations amounting to $5,000,000 following the sale of the ports of Heysham and Newhaven in 2001 together with reduced revenue from charters and other operations of $2,400,000.

        The ferry revenue decrease of $43,580,000 in 2001 included adjustment for the adverse effect of the strengthening of the U.S. dollar against the British pound, amounting to $10,684,000, resulting in a decrease of $32,896,000. This decrease arose primarily from Hoverspeed's cross-Channel services amounting to $20,500,000, the cessation of the Sweden-Denmark ferry service in 2000 amounting to $4,900,000, the Irish Sea services amounting to $2,200,000, and port operations amounting to $8,800,000 (following the sales of Heysham and Newhaven ports during 2001), partly offset by $2,900,000 from the New York harbor ferry service. Revenues from Hoverspeed's cross-Channel services and the Irish Sea services were adversely impacted by the foot and mouth epidemic in Britain in 2001.

        The rail revenue increase in 2002 of $71,905,000 included adjustment for the favorable effect of the strengthening of the British pound against the U.S. dollar amounting to $25,994,000, resulting in an increase of $45,911,000 which mainly related to compensation from Network Rail for disruption to GNER's rail services.

        The rail revenue increase in 2001 of $2,217,000 included adjustment for the adverse effect of the strengthening of the U.S. dollar against the British pound amounting to $28,818,000, resulting in an increase of $31,035,000 which was mainly due to an improvement in ticket revenues from increased passenger volumes together with compensation from Railtrack (now Network Rail) for disruption to GNER's rail services.

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

        The 2002 increase in ferry operations of $270,166,000 included $260,188,000 relating to Silja operations leaving an increase on other operations of $9,978,000 which included adjustment for the adverse effect of the strengthening the British pound against the U.S. dollar amounting to $6,928,000, resulting in an increase of $3,050,000. This increase mainly related to increased costs from the Irish Sea services ($3,200,000), New York harbor ferry services ($2,600,000) and charter and other operations ($1,500,000) partly offset by the absence of port operations costs ($3,400,000) and reduced costs from Hoverspeed's cross-Channel services ($900,000). In 2002, the estimated useful lives of certain vessels for depreciation purposes were extended from 20 to 30 years. The impact of this change in estimate resulted in a decrease in the above costs of $5,800,000 for the year ended December 31, 2002.

        The 2001 decrease in ferry operations of $42,209,000 included adjustment for the favorable effect of the strengthening of the U.S. dollar against the British pound which amounted to $9,540,000 resulting in a decrease of $32,669,000. This primarily related to Hoverspeed's cross-Channel services ($16,800,000, comprising $9,700,000 from the Dover-Calais service and $8,400,000 from the Dover-Ostend service, partly offset by $1,300,000 from the Newhaven-Dieppe service) and the Irish Sea services ($5,700,000) together with reduced costs from the discontinued Sweden-Denmark service ($7,600,000) and port operations ($4,100,000), partly offset by increased costs from other ferry activities ($1,500,000).

        The 2002 increase in rail operations of $25,953,000 included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar amounting to $21,980,000, resulting in an increase of $3,973,000 which mainly related to increased operating costs, including the effect of the elimination of GNER's subsidy from the British government ($7,000,000 in 2001).

        The 2001 decrease in rail operations of $6,900,000 included adjustment for the favorable effect of the strengthening of the U.S. dollar against the British pound amounting to $24,775,000, resulting in an increase of $17,875,000 which mainly related to increased operating costs, including the effect of GNER's reduced subsidy from the British government ($14,000,000 in 2000 reduced to $7,000,000 in 2001) and increases in payroll costs of $6,300,000 and maintenance and repair costs of $7,200,000 offset by reduced leasing charges of $3,600,000.

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

        The overall increase of $39,795,000 on ferry operations in 2002 included $42,686,000 relating to Silja. The remaining decrease of $2,891,000 on other ferry operations included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $1,300,000, resulting in a decrease of $4,191,000 which included reduced costs from Hoverspeed's cross-Channel services ($2,100,000), the absence of port operations costs in 2002 ($600,000), and a reduction in costs from New York harbor services and central overheads.

        The overall decrease of $38,000 in ferry operations in 2001 included adjustment for the favorable effect of the strengthening of the U.S. dollar against the British pound, which amounted to $1,600,000, resulting in an increase of $1,562,000 which was primarily due to Hoverspeed's English channel services ($500,000), the New York harbor services ($700,000) and central overheads offset by the discontinued Sweden-Denmark service and port operations.

        The increased rail expense of $22,375,000 in 2002 included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar of $2,200,000, resulting in an increase of $20,175,000 which was mainly due to increased central costs and professional fees.

        The increased rail expense of $3,760,000 in 2001 included adjustment for the favorable effect of the strengthening of the U.S. dollar against the British pound of $2,200,000, resulting in an increase of $5,960,000 which was mainly due to increases in advertising and marketing costs ($5,100,000).

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

Net Finance Costs

        The net finance cost decrease of $1,211,000 in 2002 included an increase in interest and related income of $2,390,000 (including increased foreign exchange gains of $3,800,000 and a gain on redemption of Silja convertible bonds of $1,000,000 in 2002, partly offset by the gain of $2,141,000 on retirement of senior notes and debentures in 2001) offset by an increased interest expense of $1,179,000 which included Silja's interest expense of $13,851,000 and the effect of increases in debt relating to the cost of ferry and leisure asset purchases in 2002 and 2001 partly offset by the effect of the OEH deconsolidation in the fourth quarter of 2002 of $3,828,000 together with lower interest rates on existing floating rate debt.

        The net finance cost decrease of $5,173,000 in 2001 included a reduction in interest and related income of $10,138,000 (of which $13,000,000 related to a gain from the sale of an interest rate swap in 2000, offset by increased foreign exchange gains of $2,918,000 and a gain on retirement of debt of $2,141,000 in 2001). The Company purchased in 2001 in the open market $11,200,000 principal amount of its publicly traded senior notes and senior subordinated debentures for approximately $8,920,000, realizing a gain of $2,141,000. Interest accruing to the dates of purchase was also paid and is included in interest expense for 2001. Excluding these items, finance costs decreased by $13,170,000 mainly due to the effect of lower interest rates on floating rate debt, offset by the effect of increases in debt relating to the cost of ferry and leisure asset purchases in 2000 and 2001.

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

Net Earnings

        Net earnings on common shares in 2002 were $37,382,000 higher than in 2001. Earnings before net finance costs increased by $35,967,000 or $36,061,000 after adjusting for minority interests above, made up of $26,348,000 from ferry operations, $23,577,000 from rail operations and $2,241,000 from other activities partly offset by decreased earnings from leisure operations of $9,036,000 and from container operations of $7,069,000. The increased profitability of the ferry operations in 2002 compared to 2001 was mainly due to Silja ($29,804,000) following acquisition in May 2002, together with Hoverspeed's cross-Channel services of $7,000,000, Irish Sea services of $2,600,000 and other ferry activities, partly offset by the absence of port operations profits including sale gains of $20,200,000 in 2001. The increase in rail operations of $23,577,000 was primarily due to compensation from Network Rail for disruption to GNER's rail services. The leisure division reduction in profits mainly related to hotel and restaurant activities and the effect of deconsolidating OEH in the fourth quarter of 2002. The decreased earnings from container operations in 2002 mainly related to leasing operations. Net finance costs decreased by $1,211,000 and the tax charge by $110,000.

        Net earnings on common shares in 2001 were $40,327,000 lower than in 2000, of which $36,000,000 related to the absence of the gain on sale of OEH shares by the Company and $13,000,000 to a gain from the sale of an interest rate swap in 2000. Earnings before net finance costs decreased by $5,663,000 (excluding the gain on sale of OEH shares) relating to reduced profits from leisure operations of $16,232,000 (mainly the effect of cancellations following the September 11, 2001 terrorist attacks in the U.S.) and from container-related activities of $17,547,000 (mainly lower levels of containerized world trade adversely impacting lease rates and container utilization), partly offset by increased profits from ferry operations of $19,507,000 (of which $20,200,000 related to the gains on the Heysham and Newhaven port sales, and $5,743,000 to the effects of the cessation of the Sweden-Denmark service in 2000, partly offset by a shortfall on other ferry operations, mainly SCL's cross-

Channel and Isle of Man Steam Packet services which were adversely impacted by the foot and mouth epidemic in Britain), rail operations of $5,357,000 (mainly due to increased passenger volumes and compensation from Network Rail for disruption to GNER's rail services) and other activities of $3,252,000. Net finance costs decreased by $5,173,000 (or $18,173,000 if the $13,000,000 swap gain in 2000 referred to under net finance costs above is excluded) and there was an increased minority interest of $4,867,000 and a decreased tax charge of $1,030,000.

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

Revenue recognition

        SCL's revenues are primarily derived from its four main business segments: ferry operations, rail operations, container operations and leisure operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues of SCL:

  •
  Ferry and rail revenues are recognized when the transportation is provided rather than when a ticket is sold. The amount of ticket sales not yet recognized as revenue is reflected as a liability in the consolidated balance sheet. Periodic evaluations are performed of this estimated liability and any adjustments are included in results of operations for the periods in which the evaluations are completed.

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

        Management believes that a 6.4% long-term return on plan assets in 2002 is reasonable despite the recent market downturn in which SCL's plan assets had losses of approximately 17% for the year ended December 31, 2002 and approximately 12% for the year ended December 31, 2001. In determining the expected long-term rate of return on assets, management has evaluated input from SCL's actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the respective plans to determine the average rate of earnings expected on the funds invested. The projected returns by such consultants are based on broad equity and bond indices, including fixed interest rate gilts of long-term duration since the plans are predominantly in the U.K. SCL's expected long-term rate of return is based on a planned asset allocation of 60% in equity investments, with an expected long-term rate of return of 7.5%, and 40% in fixed income investments, with an expected long-term rate of return of 5.5%. SCL's actual asset allocation as of December 31, 2002 was in line with planned allocations. Management regularly reviews SCL's actual asset allocation and periodically rebalances investments to targeted allocations when considered appropriate. While the analysis gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. SCL's actual 10-year return on plan assets was approximately 6.2%. Management will continue to evaluate the expected rate of return at least annually, and will adjust as necessary.

        Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on SCL's consolidated financial statements. Lowering the expected long-term rate of return on SCL's pension plans by 0.5% (from 6.4% to 5.9%) would have increased pension expense for fiscal 2002 by approximately $730,000. Management is currently monitoring and evaluating the level of pension contributions based on various factors that include, but are not limited to, investment performance, actuarial valuation and tax deductibility. Management will evaluate the need for additional contributions in 2003 based on the factors noted above. Management believes that the cash flows from SCL's operations will be sufficient to fund additional contributions, if any, to the plans. See Note 11 to the Financial Statements.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As noted under "Leverage; Foreign Currency Fluctuations" in Item 7—Management's Discussion and Analysis above, SCL is exposed to market risk from changes in interest rates and foreign currency exchange rates, as well as fuel price movements. These exposures are monitored and managed by SCL as part of its overall risk management program which recognizes the unpredictability of financial markets and seeks to mitigate potentially material adverse effects on SCL's consolidated earnings and cash flow. As part of this management, SCL enters into interest rate and foreign currency swap contracts, foreign currency forward exchange contracts and fuel price hedge agreements from time to time. See Note 19 to the Financial Statements (Item 8 below). SCL does not use market risk sensitive financial instruments for trading purposes.

        The following discussion includes sensitivity analyses for hypothetical changes in the interest rates, exchange rates or fuel commodity prices that SCL is exposed to. In all cases, the hypothetical change was calculated based on a parallel shift in the forward price curve existing at December 31, 2002. The forward curve takes into account the time value of money and the future expectations regarding the value of the underlying interest rate, currency and commodity.

        The market risk relating to interest rates arises mainly from SCL's financing activities. SCL's earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR, and on short-term cash investments. Management assesses SCL's market risk based on changes in interest rates utilizing a sensitivity analysis. If interest rates increased by 10%, with all other variables held constant, SCL's annual net finance costs, as reported on its Statement of Operations, would have increased by approximately $4,900,000 based on its variable rate borrowings and interest rate swap agreements outstanding at December 31, 2002 (2001—$3,200,000). Changes in interest rates also impact the fair value of SCL's fixed rate debt. If interest rates increased by 10%, with all other variables held constant, the fair value of SCL's fixed rate debt would have decreased by approximately $2,000,000 based on amounts outstanding at December 31, 2002 (2001—$15,000,000).

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

        SCL is also exposed to fluctuations in fuel prices, as an increase in the price of fuel would result in lower earnings and increased cash outflows. Management enters into fuel swap contracts to procure a large portion of SCL's fuel requirements and to hedge its exposure to volatility in fuel market prices. These swaps have been designated as cash flow hedges for accounting purposes as of December 31, 2002 and mature over the next 12 months. See Note 19 to the Financial Statements (Item 8 below). Management uses a sensitivity analysis to assess the changes in fuel prices. The primary assumption used in this model is a hypothetical 10% increase in the price of fuel at December 31, 2002. As a result of this analysis, management determined that the impact on operations and cash flows of a hypothetical 10% increase in fuel prices would not be material to the operations and cash flows of SCL.

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

/s/ DELOITTE & TOUCHE LLP New York, New York March 6, 2003 (May 15, 2003 as to Note 20)

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

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings on class A and class B common shares	$41,928	$4,546	$44,873

Adjustment to reconcile net earnings to net cash provided by operating activities:
Preferred share dividends	1,088	1,088	1,088
Depreciation and amortization	113,710	109,742	111,510
Undistributed (earnings)/losses of affiliates and other non-cash items	(7,550)	(27,409)	(22,539)
Losses/(gains) from sale of assets	139	(23,146)	(38,991)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Decrease/(increase) in receivables	36,878	12,677	(7,122)
Decrease/(increase) in inventories	487	(380)	(5,558)
Increase in accounts payable, accrued liabilities and other liabilities	7,052	28,182	5,701

Total adjustments	151,804	100,754	44,089

Net cash provided by operating activities	193,732	105,300	88,962

Cash flows from investing activities:
Capital expenditures	(123,718)	(90,612)	(161,662)
Acquisitions and investments, net of cash acquired	(85,503)	(40,799)	(56,580)
Proceeds from sale of fixed assets and other	8,834	76,249	27,574

Net cash used in investing activities	(200,387)	(55,162)	(190,668)

Cash flows from financing activities:
Issuance of common shares	127	47	4,534
Issuance of long-term debt	202,201	162,916	236,095
Issuance of OEH shares by OEH	—	—	85,527
Sale of OEH shares by SCL	68,650	1,518	112,986
Cash reduction from deconsolidation of OEH	(56,355)	—	—
Principal payments under long-term debt	(163,345)	(139,893)	(147,726)
Purchase and retirement of notes and debentures	(9,700)	(9,059)	(159)
Payment of preferred share dividends	(1,088)	(1,088)	(1,088)
Payment of common share dividends	(4,326)	(5,504)	(17,874)
Purchase and retirement of OEH shares	—	(1,407)	—
Working capital facilities and redrawable loans (repaid)/drawn	(41,824)	34,092	(142,179)

Net cash (used in)/provided by financing activities	(5,660)	41,622	130,116

Effect of exchange rate changes on cash and cash equivalents	13,401	(2,657)	(4,340)

Net increase in cash and cash equivalents	1,086	89,103	24,070
Cash and cash equivalents at beginning of year	216,936	127,833	103,763

Cash and cash equivalents at end of year	$218,022	$216,936	$127,833

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held by a Subsidiary	Total Comprehensive Income(Loss)
	(Dollars in thousands)
Balance, January 1, 2000	$166	$147	$319,816	$697,721	$(156,108)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	198	—	—	—
Issuance of common shares under employee stock option plan	—	—	423	—	—	—
Issuance of class A common shares in public offering, net of issuance costs	1	—	3,912	—	—	—
Conversion of class B common shares	1	(1)	—	—	—	—
Dividends on common shares	—	—	—	(17,874)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	44,873	—	—	$44,873
Other comprehensive income/(loss) for the year	—	—	—	—	(19,698)	—	(19,698)

							$25,175

Gain on sale of OEH class A common shares by OEH, net of costs	—	—	27,241	—	—	—

Balance, December 31, 2000	168	146	351,590	724,720	(175,806)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	47	—	—	—
Conversion of class B common shares	1	(1)	—	—	—	—
Dividends on common shares	—	—	—	(5,504)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	4,546	—	—	$4,546
Other comprehensive income/(loss) for the year	—	—	—	—	(23,215)	—	(23,215)
Cumulative effect of change in accounting principle	—	—	—	—	(7,526)	—	(7,526)

							$(26,195)

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity (continued)

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held by a Subsidiary	Total Comprehensive Income(Loss)
	(Dollars in thousands)
Balance, December 31, 2001	169	145	351,637	723,762	(206,547)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	79	—	—	—
Issuance of common shares under employee stock option plan	—	—	48	—	—	—
Issuance of class A common shares to acquire a subsidiary	25	—	37,929	—	—	—
Conversion of class B common shares	1	(1)	—	—	—	—
Dividends on common shares	—	—	—	(4,326)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	41,928	—	—	$41,928
Other comprehensive income/(loss) for the year	—	—	—	—	18,244	—	18,244

							$60,172

Balance, December 31, 2002	$195	$144	$389,693	$761,364	$(188,303)	$(391,261)

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

(f)    Revenue recognition

        Container assets are revenue-earning under operating leases and, accordingly, the financial statements reflect such operating lease rentals as revenue. With respect to sales-type leases, a gain or loss is calculated in accordance with SFAS No. 13, "Accounting for Leases" and is included in revenue. Ferry and rail revenues are recognized upon completion of the train or ferry journey. Hotel revenue is recognized when a service is performed. Deferred revenue consisting of deposits paid in advance are recognized as revenue when the services are performed and upon completion of the train or ferry journeys. Deferred revenue amounted to $11,025,000 and $22,938,000 at December 31, 2002 and 2001, respectively. Revenues under management contracts are recognized based upon the attainment of certain financial results, primarily revenue and operating earnings, in each contract as defined.

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

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (dollars in thousands):

	Ferry Segment	Rail Segment	Container Segment	Leisure Segment	Other Segment	Total
Balance as of January 1, 2002	$22,091	$—	$5,665	$2,144	$3,779	$33,679
Deconsolidation of OEH	—	—	—	(2,144)	—	(2,144)
Foreign currency translation	—	—	—	—	332	332

Balance as of December 31, 2002	$22,091	$—	$5,665	$—	$4,111	$31,867

        The following proforma information reconciles the net earnings and earnings per share reported for the year ended December 31, 2001 and 2000 to adjusted net earnings and earnings per share which reflect the adoption of SFAS No. 142 (dollars in thousands, except per share amounts):

	December 31,
	2001	2000
Reported earnings on common shares	$4,546	$44,873
Add: Amortization of goodwill and other intangible assets, net of tax	3,704	3,562

Adjusted earnings on common shares	$8,250	$48,435

Reported earnings per common share	$0.24	$2.42
Add: Amortization of goodwill and other intangible assets, net of tax, per share (basic)	0.20	0.19

Adjusted earnings per share (basic)	$0.44	$2.61

Reported earnings per common share	$0.24	$2.42
Add: Amortization of goodwill and other intangible assets, net of tax, per share (diluted)	0.19	0.19

Adjusted earnings per share (diluted)	$0.43	$2.61

8.     Working capital facilities

        Working capital facilities at year end are comprised of the following, all repayable within one year (dollars in thousands):

	December 31,
	2002	2001
Working capital facility secured by certain assets, with an interest rate of 7.00%	$—	$8,344
Unsecured working capital facilities, with a weighted average interest rate of 4.57% and 5.94%, respectively	1,651	17,775

	$1,651	$26,119

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

        Transactions under the Company's plans have been as follows:

	Year ended December 31, 2002
	Shares	Option Price
Outstanding at beginning of period	218,900	$8.55–$30.00
Granted	49,000	$9.00–$16.20
Terminated	(10,000)	$21.75–$30.00
Exercised	(5,600)	$8.55

Outstanding at end of period	252,300	$8.55–$30.00

Exercisable at end of period	96,000	$16.00–$30.00

	Year ended December 31, 2001
	Shares	Option Price
Outstanding at beginning of period	162,500	$16.00–$30.00
Granted	58,400	$8.55
Terminated	(2,000)	$30.00
Exercised	—

Outstanding at end of period	218,900	$8.55–$30.00

Exercisable at end of period	54,000	$16.00–$25.125

	Year ended December 31, 2000
	Shares	Option Price
Outstanding at beginning of period	144,000	$16.00–$30.00
Granted	57,500	$21.75
Terminated	(19,000)	$25.125–$30.00
Exercised	(20,000)	$20.625–$21.75

Outstanding at end of period	162,500	$16.00–$30.00

Exercisable at end of period	12,000	$16.00

        The options outstanding under the Company's plans at December 31, 2002 were as follows:

			Weighted Average of
	Number of Shares
				Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/2002	Exercisable at 12/31/2002	Remaining Contractual Lives
$8.55	52,800	—	8.8	$8.55	—
$9.00	10,000	—	8.7	$9.00	—
$11.00	20,000	—	9.8	$11.00	—
$16.00	12,000	12,000	1.8	$16.00	$16.00
$16.20	19,000	—	9.3	$16.20	—
$21.75 to $30.00	138,500	84,000	6.6	$25.275	$27.56

	252,300	96,000

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

        Accordingly, the Company will now be grouped into four main reporting segments. The first segment is the operation of ferry transport services between Great Britain and France, Ireland and the Isle of Man and in the Baltic Sea and New York harbor. This business is referred to as "Ferry operations". The second segment is the operation of passenger rail transport services through GNER in Great Britain. This business is referred to as "Rail operations." The third segment is leasing of cargo containers (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment. This business is referred to as

"Container operations". The fourth segment historically has been the ownership and/or management of hotels, restaurants, tourist trains and a river cruiseship located worldwide through OEH. This business is referred to as "Leisure operations". During 2002, SCL's economic interest in OEH dropped below 50% and the Company began to account for its investment in OEH under the equity method of accounting (see Note 2). This change is reflected in the 2002 segment information from the date OEH was deconsolidated (November 14, 2002). "Other operations" include the Corinth Canal, real estate development, perishable commodity production and trading, and publishing activities. Transactions between reportable segments are not material.

        SCL's segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The main factor SCL uses to identify its four main segments is the similarity of the products and services provided. Segment performance is evaluated based upon net earnings from operations before net finance costs, taxes and depreciation and amortization. Segment information is presented in accordance with the accounting policies described in Note 1.

        Financial information regarding these business segments is as follows, with net finance costs being net of capitalized interest and interest and related income (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Revenue:
Ferry operations	$576,585	$204,227	$247,774
Rail operations	695,775	623,870	621,653
Container operations	111,861	122,322	149,236
Leisure operations	209,016	252,236	267,459
Other operations	21,623	13,104	10,981

	$1,614,860	$1,215,759	$1,297,103

Other:
Ferry operations	$(718)	$32,998	$12,191
Rail operations	—	—	—
Container operations	11,116	11,393	6,507
Leisure operations	9,084	9,112	8,936
Other operations	2,883	551	36,000

	$22,365	$54,054	$63,634

Depreciation and amortization:
Ferry operations	$35,337	$24,172	$25,401
Rail operations	9,243	8,597	6,950
Container operations	53,561	59,688	61,839
Leisure operations	14,355	16,356	15,132
Other operations	1,214	929	2,188

	$113,710	$109,742	$111,510

Earnings from operations before net finance costs:
Ferry operations	$51,423	$22,742	$3,235
Rail operations	68,893	45,316	39,959
Container operations	23,499	30,568	48,115
Leisure operations	41,275	52,738	68,970
Other operations	4,452	681	34,735

	189,542	152,045	195,014
Corporate costs	(15,038)	(13,508)	(14,814)

	174,504	138,537	180,200
Net finance costs	(114,670)	(115,881)	(121,054)

Earnings before minority interest and income taxes	59,834	22,656	59,146
Minority interest	(10,958)	(11,052)	(6,185)

	48,876	11,604	52,961
Provision for income taxes	5,860	5,970	7,000

Net earnings	43,016	5,634	45,961
Preferred share dividends	1,088	1,088	1,088

Net earnings on class A and class B common shares	$41,928	$4,546	$44,873

Capital expenditure:
Ferry operations	$56,673	$15,963	$70,464
Rail operations	2,971	3,448	13,657
Container operations	18,540	26,305	34,606
Leisure operations	45,008	37,630	35,771
Other operations	526	7,266	7,164

	$123,718	$90,612	$161,662

	December 31,
	2002	2001
Identifiable assets:
Ferry operations	$1,416,696	$656,260
Rail operations	235,271	196,748
Container operations	887,720	912,377
Leisure operations	212,704	836,251
Other operations	44,443	50,810

	$2,796,834	$2,652,446

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

        Ferry operations and identifiable assets are mainly carried on and held in Europe, principally in and around Great Britain. Rail operations and assets are based in Britain. Leisure operations are spread throughout the world with no one country representing more than 10% of the revenue or identifiable assets.

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

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)
2002
Revenue:
Ferry operations	$167,916	$235,492	$144,566	$27,893
Rail operations	201,648	194,373	151,525	148,229
Container operations	32,721	29,421	27,512	33,323
Leisure operations	2,248	83,088	79,094	53,670
Other operations	3,548	4,892	7,504	8,562

	$408,081	$547,266	$410,201	$271,677

Earnings/(losses) before net finance costs:
Ferry operations	$12,353	$25,807	$18,524	$(5,261)
Rail operations	24,635	19,368	15,787	9,103
Container operations	8,303	5,416	2,642	7,138
Leisure operations	2,248	15,791	17,901	5,335
Other operations	(2,616)	238	2,608	4,222

	44,923	66,620	57,462	20,537
Corporate costs	(3,883)	(3,907)	(3,743)	(3,505)
Net finance costs	(26,459)	(31,867)	(29,001)	(27,343)

Earnings/(losses) before minority interest and income taxes	14,581	30,846	24,718	(10,311)
Minority interest	—	(3,827)	(6,959)	(172)

Earnings/(losses) before income taxes	14,581	27,019	17,759	(10,483)
Provision for/(benefit from) income taxes	280	8,863	1,490	(4,773)

Net earnings/(losses)	14,301	18,156	16,269	(5,710)
Preferred share dividends	(272)	(272)	(272)	(272)

Net earnings/(losses) on class A and class B common shares	$14,029	$17,884	$15,997	$(5,982)

Earnings/(losses) per class A and class B common share:
Basic and diluted	$0.67	$0.85	$0.79	$(0.32)

Dividends per class A common share	$—	$0.075	$0.075	$0.075

Dividends per class B common share	$—	$0.068	$0.068	$0.068

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)
2001
Revenue:
Ferry operations	$42,650	$82,633	$69,858	$42,084
Rail operations	156,250	170,845	142,701	154,074
Container operations	33,047	32,101	33,622	34,945
Leisure operations	58,787	67,953	76,697	57,911
Other operations	5,095	2,802	3,564	2,194

	$295,829	$356,334	$326,442	$291,208

Earnings/(losses) before net finance costs:
Ferry operations	$(4,900)	$13,866	$9,911	$3,865
Rail operations	11,532	15,075	9,449	9,260
Container operations	8,956	5,866	6,869	8,877
Leisure operations	7,783	13,525	20,753	10,677
Other operations	708	99	515	(641)

	24,079	48,431	47,497	32,038
Corporate costs	(3,758)	(3,145)	(3,234)	(3,371)
Net finance costs	(26,977)	(27,584)	(31,081)	(30,239)

Earnings/(losses) before minority interest and income taxes	(6,656)	17,702	13,182	(1,572)
Minority interest	(1,133)	(2,775)	(5,334)	(1,810)

Earnings/(losses) before income taxes	(7,789)	14,927	7,848	(3,382)
Provision for/(benefit from) income taxes	1,005	8,100	1,425	(4,560)

Net earnings/(losses)	(8,794)	6,827	6,423	1,178
Preferred share dividends	(272)	(272)	(272)	(272)

Net earnings/(losses) on class A and class B common shares	$(9,066)	$6,555	$6,151	$906

Earnings/(losses) per class A and class B common share:
Basic and diluted	$(0.49)	$0.35	$0.33	$0.05

Dividends per class A common share	$0.075	$0.075	$0.075	$0.075

Dividends per class B common share	$0.068	$0.068	$0.068	$0.068

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2003	SEA CONTAINERS LTD.
	By:	/s/ DANIEL J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer

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

Dated: May 23, 2003	/s/ J.B. SHERWOOD James B. Sherwood President (Chief Executive Officer)

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

Dated: May 23, 2003	/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
23	Consents of Deloitte & Touche LLP relating to Form S-8 Registration Statements No. 33-29576 and 333-13356, Form S-3 Registration Statements No. 333-11588, 333-87826 and 333-101574, and Form S-4 Registration Statements 333-103995 and 333-103999.
99(b)	Item 1—Business from 2002 Form 10-K Report of Orient-Express Hotels Ltd. (File No. 1-16017).
99(c)	Sarbanes-Oxley Act Section 906 Certification.

QuickLinks

PART I
PASSENGER TRANSPORT
CONTAINER LEASING
HOTELS AND LEISURE
OTHER SCL ACTIVITIES
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Operations
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Cash Flows
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Shareholders' Equity
Sea Containers Ltd. and Subsidiaries Notes to Consolidated Financial Statements
SIGNATURE
SEA CONTAINERS LTD. Sarbanes-Oxley Act Section 302 Certification
SEA CONTAINERS LTD. Sarbanes-Oxley Act Section 302 Certification
EXHIBIT INDEX