Form 10-Q
period 2003-06-30
SEA CONTAINERS LTD /NY/
filed 2003-08-14
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7560

SEA CONTAINERS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State of other jurisdiction of incorporation or organization)	98-0038412 (IRS Employer Identification No.)
41 Cedar Avenue, P.O. Box HM 1179, Hamilton HMEX, Bermuda (Address of principal executive offices)	(zip code)
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

        As of July 31, 2003, 19,504,590 Class A common shares and 14,416,195 Class B common shares of Sea Containers Ltd. were outstanding including 12,900,000 Class B shares owned by a subsidiary.

PART I—FINANCIAL INFORMATION

Sea Containers Ltd. And Subsidiaries
Consolidated Balance Sheets

	June 30, 2003 (unaudited)	December 31, 2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$127,694	$218,022
Accounts receivable, net of allowances of $10,039 and $9,365	245,914	187,896
Assets held for sale	109,056	—
Asset sale receivables	38,107	35,844
Advances on asset purchase contracts	7,251	5,242
Containers at cost, less accumulated depreciation of $524,800 and $512,724	530,737	551,712
Ships at cost, less accumulated depreciation of $141,031 and $140,897	1,108,082	1,105,143
Assets under capital lease, less accumulated depreciation of $16,470 and $14,748	13,919	15,574
Real estate and other fixed assets at cost, less accumulated depreciation of $96,878 and $92,619	154,384	179,377
Inventories	45,636	46,061
Investments	301,227	288,570
Goodwill	11,795	31,867
Other intangible assets, net	89,031	90,591
Other assets	53,849	40,935

	$2,836,682	$2,796,834

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Consolidated Balance Sheets (continued)

	June 30, 2003 (unaudited)	December 31, 2002
	(Dollars in thousands)
Liabilities and Shareholders' Equity
Working capital facilities	$2,217	$1,651
Accounts payable	127,414	143,454
Accrued liabilities	288,205	268,063
Liabilities related to assets held for sale	13,212	—
Manufacturer accounts payable, notes payable, bank loans and other purchase obligations in respect of containers	385,765	407,358
Mortgage loans in respect of ships	616,571	579,849
Obligations under capital leases	10,534	11,763
Bank loans in respect of real estate and other fixed assets	266,790	264,036
Senior notes	422,879	422,783
Senior subordinated debentures	98,589	98,485
Deferred revenue	20,647	11,025

	2,252,823	2,208,467

Minority interests	1,713	1,535

Redeemable preferred shares:
Preferred shares $.01 par value (15,000,000 shares authorized):
Issued and outstanding:
150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000

Shareholders' equity:
Class A common shares $.01 par value (60,000,000 shares authorized): Issued—19,503,890 shares (2002—19,500,115)	195	195
Class B common shares $.01 par value (60,000,000 shares authorized): Issued—14,416,895 shares (2002—14,419,614)	144	144
Paid-in capital	389,703	389,693
Retained earnings	760,358	761,364
Accumulated other comprehensive loss	(191,993)	(188,303)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	567,146	571,832

Commitments and contingencies	—	—

	$2,836,682	$2,796,834

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statements of Consolidated Operations (unaudited)

	Three months ended June 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$409,332	$402,694
Other	10,639	6,867

	419,971	409,561

Expenses:
Depreciation and amortization	28,054	29,891
Operating	300,772	262,387
Selling, general and administrative	58,445	63,564

Total expenses	387,271	355,842

Earnings from operations before net finance costs	32,700	53,719

Interest expense (net of capitalized interest)	(27,115)	(33,886)
Interest and related income	5,776	4,885

Net finance costs	(21,339)	(29,001)

Earnings before minority interests and income taxes	11,361	24,718
Minority interests	—	(6,959)

Earnings before income taxes	11,361	17,759
Provision for income taxes	1,767	1,490

Net earnings	9,594	16,269
Preferred share dividends	272	272

Net earnings on class A and class B common shares	$9,322	$15,997

Earnings per class A and class B common share:
Basic and diluted	$0.44	$0.79

Dividends per class A common share	$—	$0.075

Dividends per class B common share	$—	$0.068

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statements of Consolidated Operations (unaudited)

	Six months ended June 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$757,480	$666,949
Other	13,899	14,289

	771,379	681,238

Expenses:
Depreciation and amortization	56,687	54,473
Operating	562,663	452,138
Selling, general and administrative	107,835	103,876

Total expenses	727,185	610,487

Earnings from operations before net finance costs	44,194	70,751

Interest expense (net of capitalized interest)	(54,186)	(61,785)
Interest and related income	6,262	5,441

Net finance costs	(47,924)	(56,344)

(Losses)/earnings before minority interests and income taxes	(3,730)	14,407
Minority interests	—	(7,131)

(Losses)/earnings before income taxes	(3,730)	7,276
Benefit from income taxes	(3,268)	(3,283)

Net (losses)/earnings	(462)	10,559
Preferred share dividends	544	544

Net (losses)/earnings on class A and class B common shares	$(1,006)	$10,015

(Losses)/earnings per class A and class B common share:
Basic and diluted	$(0.05)	$0.52

Dividends per class A common share	$—	$0.15

Dividends per class B common share	$—	$0.136

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (unaudited)

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net (losses)/earnings on class A and class B common shares	$(1,006)	$10,015

Adjustments to reconcile net (losses)/earnings to net cash (used in)/provided by operating activities:
Preferred share dividends	544	544
Depreciation and amortization	56,687	54,473
Undistributed earnings of affiliates and non-cash items	(17,609)	(10,114)
Net gains from sale of assets	(1,008)	(3,950)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables	(35,506)	(8,484)
Increase in inventories	(906)	(2,461)
(Decrease)/increase in accounts payable, accrued liabilities and other liabilities	(14,551)	17,365

Total adjustments	(12,349)	47,373

Net cash (used in)/ provided by operating activities	(13,355)	57,388

Cash flows from investing activities:
Capital expenditures	(35,736)	(78,187)
Acquisitions and investments, net of cash acquired	—	(56,772)
Proceeds from sale of fixed assets and other	5,770	4,857

Net cash used in investing activities	(29,966)	(130,102)

Cash flows from financing activities:
Issuance of common shares	10	29
Issuance of long-term debt	6,880	135,251
Sale of OEH shares by SCL	—	17,640
Principal payments under long-term debt	(82,968)	(64,844)
Purchase and retirement of notes and debentures	—	(9,247)
Payment of preferred share dividends	(544)	(544)
Payment of common share dividends	—	(2,761)

	(76,622)	75,524
Working capital facilities and redrawable loans drawn, net	25,562	(70,170)

Net cash (used in)/provided by financing activities	(51,060)	5,354

Effect of exchange rate changes on cash and cash equivalents	4,053	3,487

Net decrease in cash and cash equivalents	(90,328)	(63,873)
Cash and cash equivalents at beginning of period	218,022	216,936

Cash and cash equivalents at end of period	$127,694	$153,063

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statement of Consolidated Shareholders' Equity (unaudited)

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held by Subsidiary	Total Comprehensive Loss
	(Dollars in thousands)
Balance, January 1, 2003	$195	$144	$389,693	$761,364	$(188,303)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	10	—	—	—
Comprehensive income:
Net losses on common shares for the period	—	—	—	(1,006)	—	—	$(1,006)
Other comprehensive loss	—	—	—	—	(3,690)	—	(3,690)

							$(4,696)

Balance, June 30, 2003	$195	$144	$389,703	$760,358	$(191,993)	$(391,261)

See notes to consolidated financial statements

Sea Containers Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Basis of financial statement presentation

(a)    Accounting policies

        For a description of significant accounting policies, see the Notes to the consolidated financial statements in Amendment No. 1 of the Company's 2002 Form 10-K annual report. "SFAS" means a Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the Financial Accounting Standards Board.

        Certain reclassifications have been made to the 2002 financial statements to conform to the classifications in the 2003 financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2003 and 2002, which are all of a normal recurring nature, have been reflected in the information provided.

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

(b)    Earnings/(losses) per share

        The number of shares used in computing basic and diluted earnings/(losses) per share was as follows:

	Six months ended June 30,
	2003	2002
	(in thousands)
Basic	21,020	19,368
Effect of dilution	—	26

Diluted	21,020	19,394

	Three months ended June 30,
	2003	2002
Basic	21,020	20,193
Effect of dilution	76	29

Diluted	21,096	20,222

        The anti-dilutive effect of stock options on 290,894 and 102,587 shares, respectively, for the six months ended June 30, 2003 and 2002 and on 224,366 and 82,033 shares, respectively, for the three months ended June 30, 2003 and 2002 have been excluded from the computation of diluted earnings per share. In addition, 478,622 common shares to be issued upon conversion of convertible preferred shares were also excluded from the three and six month computations of diluted earnings because to do so would be anti-dilutive.

(c)    Other

        Other in the statements of consolidated operations comprises gains/(losses) on asset sales and earnings from unconsolidated companies.

        Gains/(losses) on asset sales were $1,008,000 in 2003 (2002—$3,946,000). The 2003 gains related to container asset disposals. During 2002, $6,318,000 of gains related to the sale by the Company of OEH shares and $2,372,000 of losses related to container asset disposals.

        Earnings from unconsolidated companies include SCL's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees.

(d)    Stock-based compensation

        SCL's compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares, in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. If compensation cost for the Company's stock option plans had been determined based on fair values as of the date of grant, SCL's net earnings and earnings per share would have been reported as follows:

	Six months ended June 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Net(losses)/earnings on common shares:
As reported	$(1,006)	$10,015
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(182)	(193)

Pro forma	$(1,188)	$9,822

Basic and diluted (losses)/earnings per share:
As reported:
Basic and diluted	$(0.05)	$0.52

Pro forma:
Basic and diluted	$(0.06)	$0.51

	Three months ended June 30,
	2003	2002
Net earnings on common shares:
As reported	$9,322	$15,997
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(109)	(97)

Pro forma	$9,213	$15,900

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.44	$0.79

Pro forma:
Basic	$0.44	$0.79

Diluted	$0.44	$0.78

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

2.     Acquisitions and investments; deconsolidation of Orient-Express Hotels Ltd.

(a)    Acquisitions

        As reported in Note 3(a) to the financial statements in Amendment No. 1 of the Company's 2002 Form 10-K annual report, during the second quarter of 1999, SCL purchased a 50% interest in Silja which was listed on the Helsinki Exchanges. The shareholders from whom SCL acquired this investment had options under the 1999 share purchase agreement to sell the balance of their shares in Silja to SCL exercisable in April 2002, representing an additional 25% of shares outstanding. These options were duly exercised and SCL purchased the shares at a total price of €40,299,000 ($37,954,000) paid in newly-issued class A common shares of the Company.

        On June 25, 2002, SCL launched a redemption offer for the remaining shares in Silja and for Silja's outstanding convertible subordinated bonds which had an aggregate par value of €55,368,000. The offer was €2.25 for each common share and 92.4% of the par value of the bonds. The offer expired on August 26, 2002 and SCL acquired additional Silja shares, bringing its total shareholding to 97.2%, and €13,222,900 of the Silja bonds for an aggregate price of €43,398,000 ($42,654,000) paid in cash funded by bank loans. Any shares not tendered have been compulsorily acquired as permitted by Finnish law.

        This acquisition has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The results of Silja's operations have been included in the consolidated financial results of SCL from the date of acquisition (May 1, 2002), and the assets and liabilities of Silja have been recorded at their fair value at the date of acquisition. The pro forma impact on results, had this acquisition occurred on January 1, 2002, is not material.

(b)    Investments

        Investments represent equity interests of 20% to 50% in any unconsolidated company. SCL does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. SCL's principal equity investees are as follows:

GE SeaCo SRL

        GE SeaCo and its subsidiaries are engaged in the container leasing business. The Company and General Electric Capital Corporation each have a 50% interest in GE SeaCo. See Note 13 regarding transactions between SCL and GE SeaCo.

Orient-Express Hotels Ltd.

        OEH and its subsidiaries are engaged in the hotel and leisure business. During the fourth quarter of 2002, SCL sold sufficient common shares in OEH to reduce its equity interest in OEH below 50% to 47%. Prior to those sales, OEH was accounted for as a consolidated subsidiary of the Company. Thereafter, SCL began to account for the investment in OEH under the equity method of accounting. Note 2 to the financial statements in Amendment No. 1 of the Company's 2002 Form 10-K annual report presents unaudited pro forma financial information of SCL as if this deconsolidation of OEH had occurred on January 1, 2002. As of June 30, 2003 and December 31, 2002, SCL had a 47% interest in OEH.

        Summarized financial data for SCL's unconsolidated companies for the periods during which the investments were held by SCL are as follows:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Current assets	$181,531	$186,804
Property, plant and equipment	1,406,229	1,281,101
Other assets	222,356	172,171

Total assets	$1,810,116	$1,640,076

Current liabilities	$247,538	$206,558
Long-term debt	952,098	827,123
Other assets	8,902	32,390
Total shareholders' equity	601,578	574,005

Total liabilities and shareholders' equity	$1,810,116	$1,640,076

	Six months ended June 30,
	2003	2002
Revenue	$197,352	$159,069

Earnings from operations before Net finance costs	$42,447	$21,477

Net earnings	$26,017	$10,707

3.     Net assets held for sale

        Net assets held for sale at June 30, 2003 related to the Company's indirect wholly-owned subsidiary Sea Containers Isle of Man Ltd. which was the holding company of SCL's Isle of Man Steam Packet ferry operations. The Steam Packet business was sold in July 2003 (see Note 14). The net assets held for sale at June 30, 2003 were as follows:

June 30, 2003
(Dollars in thousands)
Accounts receivable	$2,832
Inventory	2,856
Fixed assets, net	78,492
Goodwill	20,145
Other assets	4,731

Assets held for sale	109,056

Accounts payable	2,465
Accrued liabilities	4,485
Other liabilities	6,262

Liabilities related to assets held for sale	13,212

Net assets held for sale	$95,844

        At June 30, 2003, the Company applied to the net assets held for sale the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires these be valued at the lower of their carrying amount or fair value less costs to sell. In applying those provisions, management considered valuations, other bids and its estimate of future cash flows related to this business. The Company determined that no impairment charge was necessary at June 30, 2003.

4.     Real estate and other fixed assets

        The major classes of real estate and other fixed assets are as follows:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Freehold and leased land and buildings	$141,248	$161,110
Machinery and equipment	56,993	60,448
Fixtures, fittings and office equipment	53,021	50,438

	251,262	271,996
Less: accumulated depreciation	96,878	92,619

	$154,384	$179,377

5.     Intangible assets

        Intangible assets consist of the following:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Intangible assets not subject to amortization:
Goodwill	$11,795	$31,867
Trademarks	24,918	24,918
Other intangible assets at cost	37,247	37,091

	73,960	93,876

Intangible assets subject to amortization:
Other intangibles at cost	51,450	51,450
Less: accumulated amortization	(24,584)	(22,868)

	26,866	28,582

Total	$100,826	$122,458

        Amortization for the next five years is expected to be approximately $3,400,000 annually. The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Ferry Operations	Rail Operations	Container Operations	Leisure Operations	Other Operations	Total
	(Dollars in thousands)
Balance as of January 1, 2003	$22,091	$—	$5,665	$—	$4,111	$31,867
Transfer to assets held for sale	(20,145)	—	—	—	—	(20,145)
Foreign currency translation	—	—	—	—	73	73

Balance as of June 30, 2003	$1,946	$—	$5,665	$—	$4,184	$11,795

6.     Long-term debt (other than senior notes and senior subordinated debentures)

        Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Container bank loans and purchase notes payable over periods of 2 to 8 years, with a weighted average interest rate of 3.92% and 3.86%, respectively	$385,765	$407,358
Ship mortgage loans payable over periods of 1 to 13 years, with a weighted average interest rate of 3.50% and 4.72%, respectively	616,571	579,849
Loans from banks secured by real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 6.39% and 6.62%, respectively	266,790	264,036

	$1,269,126	$1,251,243

        Several credit agreements of SCL have restrictive financial covenants. At June 30, 2003, SCL was in compliance with its covenants.

        Included in long-term debt is a revolving credit facility with a group of banks secured by container equipment, a securitization facility with a nine-year term secured by other container equipment, a securitization facility with an eight-year term secured on the assets of SCL's Isle of Man Steam Packet subsidiary, and a revolving credit and term loan facility secured on Silja ship assets. At June 30, 2003, an aggregate of $785,672,000 (December 31, 2002—$758,572,000) was outstanding under these and related facilities. See Note 14 regarding repayment of the Isle of Man Steam Packet facility.

        The following is a summary of the aggregate maturities of long-term debt at June 30, 2003. The 2003 amount includes the Isle of Man Steam Packet facility since repaid ($101,500,000) and the 2004 amount includes $193,222,000 due under bank-syndicated facilities that SCL expects to refinance:

Year ending December 31,
(Dollars in thousands)
2003	$180,629
2004	350,683
2005	138,578
2006	124,148
2007	138,315
2008 and thereafter	336,773

$1,269,126

        The interest rates on substantially all SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying value of SCL's long-term debt at June 30, 2003 and December 31, 2002 was a reasonable estimate of its fair value.

        In addition, syndicates of banks have provided GE SeaCo with $157,347,000 of credit facilities to fund new container purchases. Also, a bankruptcy-remote subsidiary of GE SeaCo formed to facilitate asset securitization has a $382,500,000 container securitization facility. At June 30, 2003, GE SeaCo had borrowed $432,347,000 (December 31, 2002—$368,100,000) under these facilities, none of which is guaranteed by SCL.

        Also, SCL has guaranteed through 2005 bank loans of OEH in an aggregate amount of $99,187,000 (reduced since June 30, 2003 to $21,754,000) (December 31, 2002—$112,854,000), including a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH owns a 25% interest, and SCL has guaranteed through 2010 one half of a $8,457,000 (December 31, 2002—$8,879,000) bank loan to Speedinvest Ltd., owner of the Adriatic fast ferry in which SCL has a 50% interest.

        The maturities relating to the senior notes and senior subordinated debentures of the Company are disclosed in Note 10 to the financial statements in Amendment No. 1 of the Company's 2002 Form 10-K annual report. See also Note 14.

7.     Income taxes

        Income taxes provided by SCL relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for (benefit from) income taxes consists of the following:

	Six months ended June 30, 2003
	Current	Deferred	Total
	(Dollars in thousands)
United States	$79	$68	$147
Other foreign	1,053	(4,468)	(3,415)

	$1,132	$(4,400)	$(3,268)

	Six months ended June 30, 2002
	Current	Deferred	Total
	(Dollars in thousands)
United States	$553	$586	$1,139
Other foreign	903	(5,325)	(4,422)

	$1,456	$(4,739)	$(3,283)

        The Company is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax assets recorded in other assets in the consolidated balance sheets are comprised of the following:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Gross deferred tax assets	$51,182	$46,145
Less: Valuation allowance	(17,407)	(17,407)

Deferred tax assets	33,775	28,738
Deferred tax liabilities	(6,718)	(7,206)

Net deferred tax assets	$27,057	$21,532

        The gross deferred tax assets relate primarily to operating loss carryforwards and future tax benefits of accrued pension costs. The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

8.     Supplemental cash flow information

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Cash paid for:
Interest	$53,258	$58,405
Income taxes	$1,162	$4,380

        In conjunction with acquisitions (see Note 2), liabilities were assumed as follows:

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Fair value of assets acquired	$—	$815,887
Class A common shares issued and cash paid	—	(96,670)

Carrying value of existing investment	—	(137,061)
Liabilities assumed	$—	$582,156

9.     Derivative financial instruments

(a)    Derivative financial instruments

        As reported in Note 1(s) to the financial statements in Amendment No. 1 of the Company's 2002 Form 10-K annual report, the Company adopted effective January 1, 2001 SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149. For the six months ended June 30, 2003 and 2002, the change in the fair market value of derivative instruments resulted in a credit of $39,000 and $7,230,000, respectively, to other comprehensive income/(loss).

        The components of other comprehensive income/(loss) are as follows:

	Six months ended June 30,
	2003	2002
	(Dollars in thousands
Net (losses)/earnings on class A and Class B common shares	$(1,006)	$10,015
Foreign currency translation adjustments	(3,729)	13,769
Changes in fair value of derivatives	39	7,230

Comprehensive income/(loss)	$(4,696)	$31,014

(b)    Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows:

	June 30, 2003	December 31 2002
	(Dollars in thousands)
Foreign currency translation adjustment	$(156,327)	$(152,598)
Cumulative effect of change in accounting principle (SFAS No. 133)	(7,526)	(7,526)
Net change on derivative financial instruments	6,541	6,502
Maximum pension liability, net of tax	(34,681)	(34,681)

	$(191,993)	$(188,303)

10.   Commitments

        Outstanding contracts to purchase fixed assets were approximately $5,600,000 at June 30, 2003 (December 31, 2002—$14,000,000).

11.   Information concerning financial reporting for segments and operations in different geographical areas

        In 2003, the Company changed its reportable segments. SCL's GNER operations, which had previously been included in the passenger transport segment, are now reported as the rail operations segment. The remaining business that had been included in the passenger transport segment, SCL's ferry operations, is now reported as the ferry operations segment. The Company has reclassified the prior year's segment information to conform to the current year's presentation. Accordingly, financial information regarding SCL's business segments is as follows:

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Total revenue:
Ferry operations	$357,811	$172,537
Rail operations	329,583	299,754
Container operations	58,094	56,496
Leisure operations	—	128,414
Other	11,992	9,748

	$757,480	$666,949

Other:
Ferry operations	$—	$(718)
Rail operations	—	—
Container operations	10,713	4,339
Leisure operations	3,186	4,350
Other operations	—	6,318

	$13,899	$14,289

Earnings/(losses) from operations before net finance costs:
Ferry operations	$(4,732)	$13,263
Rail operations	34,462	24,890
Container operations	17,962	9,780
Leisure operations	3,186	23,236
Other (including gains on sale of OEH shares of $6,318 in 2002)	1,008	6,830

	51,886	77,999

Corporate costs	(7,692)	(7,248)
Net finance costs	(47,924)	(56,344)
Minority interests	—	(7,131)

(Losses)/earnings before income taxes	$(3,730)	$7,276

        Leisure operations in 2003 include SCL's equity share of OEH earnings compared with consolidated OEH earnings of $23,236,000 in 2002, made up as follows:

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Revenue	$149,663	$128,414
Earnings from unconsolidated companies	3,813	4,350

	$153,476	$132,764

Earnings before net finance costs	$17,808	$23,236
Net finance costs	(9,700)	(9,367)

Earnings before income taxes	8,108	13,869
Provision for income taxes	1,297	1,865

Net earnings	6,811	12,004

Minority interest	—	(172)

SCL's share of OEH net earnings	$3,186	$268

        The identifiable assets of SCL's business segments are as follows:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Ferry operations	$1,491,463	$1,416,696
Rail operations	209,343	235,271
Container operations	856,706	887,720
Leisure operations	219,915	212,704
Other operations	59,255	44,443

	$2,836,682	$2,796,834

        Transactions between reportable segments are not material. The main factor SCL uses to identify its four main segments is similarity of the products and services provided.

12.   Contingencies

        As previously reported, GNER experienced severe disruption of its services following an accident in October 2000, for which Network Rail as successor to Railtrack is required to pay compensation under the track access agreement. Network Rail owns and maintains substantially all of the railway infrastructure in Britain. GNER has contracted with Network Rail for track access based on the level of service GNER provides. Because of disputes, both GNER and Network Rail withheld contractual payments due during 2001 and arbitration proceedings were commenced to determine liability and the amounts due. Payments have resumed since March 2002. Pursuant to separate arbitration awards under different parts of the track access agreement, Network Rail's liability to compensate GNER was confirmed and proceedings are continuing on the amounts due. To date, GNER has been awarded substantial partial compensation which GNER has received or previously withheld from Network Rail. Network Rail in 2002 appealed to the U.K. Rail Regulator one of the awards confirming its liability, and on March 31, 2003, the Regulator publicly stated that he had ruled in GNER's favor and his formal judgment is awaited. As a result of this ruling, GNER has recognized an additional $15,000,000 of revenue in 2003 which was not recognized in 2002 awaiting this decision although cash compensation had been received. Also, the U.K. Strategic Rail Authority, the franchisor under GNER's passenger rail franchise agreement, has claimed a financial interest in part of any compensation payable by Network Rail, but GNER has been advised by its legal counsel that it has no obligation to the Authority under that agreement.

13.   Related party transactions

        For the six months ended June 30, 2003, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $15,212,000 (2002—$6,298,000). Also in 2003, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides management and administration services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $16,361,000 (2002—$15,115,000). For the six months ended June 30, 2003, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $9,767,000 (2002—$10,099,000). In addition, in 2003, GE SeaCo paid interest of $nil on loans from SCL (2002—$50,000) and at June 30, 2003, SCL had a loan balance of $6,000,000 due from GE SeaCo (December 31, 2002—$6,000,000). At June 30, 2003, a receivable of $5,087,000 (December 31, 2002—$8,662,000) remains outstanding from GE SeaCo in respect of all the above, which is included in accounts receivable on SCL's consolidated balance sheet.

        For the six months ended June 30, 2003, subsidiaries of the Company received from OEH $2,181,000 (2002—$2,994,000) for the provision of various administrative services under a shared services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services.

        SCL has guaranteed an aggregate principal amount of $99,187,000 of bank loans to OEH outstanding at June 30, 2003 (reduced since June 30, 2003 to $21,754,000) (December 31, 2002—$112,854,000) including a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH owns a 25% shareholder interest.

        SCL received from Silja, prior to its acquisition in May 2002, fees for the provision of various services which amounted to $300,000 for the six months ended June 30, 2002. These services were provided on the basis of reimbursement of SCL's costs as approved by the board of directors of Silja. SCL also chartered a SuperSeaCat to Silja to operate on the Helsinki-Tallin route for which $945,000 was paid to SCL for the six months ended June 30, 2002, and SCL chartered from Silja a floating passenger terminal located at Liverpool for which $39,000 was paid to Silja for the six months ended June 30, 2002.

14.   Subsequent events

        On May 28, 2003, the Company commenced an exchange offer of 13% senior notes due 2006 for its outstanding $158,798,000 principal amount of 9 1/2% and 10 1/2% senior notes due 2003 that matured on July 1, 2003. On the same date, the Company commenced an exchange offer of 12 1/2% senior notes due 2009 for its outstanding $98,883,000 principal amount of 12 1/2% senior subordinated debentures due 2004. The offer of 13% senior notes expired on June 27, 2003, and the Company accepted for exchange $22,475,000 of 9 1/2% and 10 1/2% senior notes into an equal principal amount of new 13% senior notes. The offer of 12 1/2% senior notes expired on July 23, 2003, and the Company accepted for exchange $19,154,000 of 12 1/2% debentures into an equal principal amount of new 12 1/2% senior notes. The balance of the 12 1/2% debentures remain outstanding and mature on December 1, 2004.

        The balance of the 9 1/2% and 10 1/2% senior notes were repaid on July 1, 2003 with the proceeds of a one-year $158,000,000 secured bridge loan to SCL from a syndicate of banks. The primary security for this loan is the shares in Company subsidiaries whose assets are designated to be sold and the shares in OEH owned by the Company.

        On July 18, 2003, SCL completed the sale of its Isle of Man Steam Packet ferry business in the Irish Sea ("Steam Packet"). Under separate agreements, SCL will charter a fast ferry and provide administrative services to Steam Packet, and Steam Packet will oversee SCL's remaining Belfast-Troon ferry service in the Irish Sea. The sale price of approximately $240,000,000 was paid in cash and resulted in a gain on sale of approximately $100,000,000. This transaction will be accounted for by SCL in the third quarter of 2003. Part of the sale proceeds was used to repay $101,500,000 of outstanding debt of Steam Packet and $120,000,000 to repay part of the short-term bank loan referred to in the preceding paragraph used to retire 9 1/2% and 10 1/2% senior notes of the Company on July 1.

        In addition to the Steam Packet sale, SCL will recognize non-recurring charges totalling approximately $40,000,000 in the third quarter of 2003. These include asset impairment charges and restructuring costs.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared with the three months ended June 30, 2002

Revenue and other

        The total revenue and other increase of $10,410,000 in the second quarter of 2003 included an increase of $3,955,000 in the earnings/losses of unconsolidated companies, of which $1,727,000 related to GE SeaCo and $2,043,000 to OEH, and a decrease of $183,000 in other asset sale gains, of which $2,225,000 related to gains on the sale of OEH shares in 2002 offset by reduced container disposal losses of $2,042,000. Of the remaining increase of $6,254,000, $71,921,000 related to ferry operations, $5,408,000 to rail operations, $4,595,000 to container operations and $1,439,000 to other operations, partly offset by decreased revenue of $76,725,000 from leisure operations.

        The increase in ferry revenue of $71,921,000 included $69,953,000 from Silja operations which were consolidated effective May 1, 2002 (see Note 2), leaving an increase of $1,968,000 on other ferry operations which included the favorable effect of the strengthening of the British pound against the U.S. dollar, amounting to $6,389,000, resulting in a decrease of $4,421,000. This decrease arose primarily from reduced revenue relating to the cross-Channel ferry services of $3,600,000 and other ferry activities of $900,000.

        The increase in rail revenue of $5,408,000 included the favorable effect of the strengthening of the British pound against the U.S. dollar amounting to $16,729,000, resulting in a decrease of $11,321,000 which mainly related to decreased compensation from Network Rail and other claims for disruption to GNER's rail services of $8,000,000.

        The decrease in leisure division revenue of $76,725,000 reflected the absence of revenue resulting from the deconsolidation of OEH in the fourth quarter of 2002.

        The increase in container revenue of $4,595,000 related to increased revenue from SCL's manufacturing and depot facilities of $4,099,000 together with an increase in leasing operations revenues, excluding GE SeaCo-owned containers, of $1,036,000 (reflecting improved utilization offset by the reduced size of SCL's fleet and lower equipment lease rates), partly offset by reduced revenue from cargoship operations of $540,000. The increased earnings from SCL's investment in GE SeaCo mentioned above was mainly due to increased ontake and the beneficial effect of reduced interest rates on the existing fleet.

        The increase in other revenue of $1,439,000 included revenue of $579,000 from publishing activities, $463,000 from fruit farming and $339,000 from the Corinth Canal.

Expenses

        Depreciation and Operating. Depreciation and operating expenses increased in the aggregate by $36,548,000 (an increase as a percent of revenue from 73% to 80%) with increases of $73,988,000 on ferry operations, $2,858,000 on rail operations, $821,000 on container operations and $324,000 on other operations, partly offset by a decrease of $41,443,000 on leisure operations.

        The increase in ferry operations costs of $73,988,000 included $69,354,000 from Silja operations which were consolidated effective May 1, 2002, leaving an increase on other ferry operations of $4,634,000 which included the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $5,471,000, resulting in a decrease of $837,000. This decrease related to decreased costs of $1,300,000 from cross-Channel services and $500,000 from Irish Sea services partly offset by increases of $200,000 from New York harbor ferry services and $800,000 from other ferry activities.

        The increase in rail operations costs of $2,858,000 included the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $13,051,000, resulting in a decrease of $10,193,000 due largely to reduced net access charges including the effect of compensation payments received from Network Rail.

        The decrease in leisure division costs of $41,443,000 reflected the absence of costs resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

        The increase in container expenses of $821,000 mainly related to SCL's manufacturing and depot facilities of $3,421,000 partly offset by reduced costs from leasing operations of $1,253,000 and cargoship operations of $1,167,000.

        The increase in other expenses of $324,000 mainly related to operating costs of $313,000 from the Corinth Canal and $256,000 from publishing, partly offset by reduced costs fruit farming $252,000.

        Selling, General and Administrative. These costs have decreased in total by $5,119,000 (a decrease as a percent of revenue from 16% to 14%) of which an increase of $10,185,000 related to Silja operations. The remaining decrease of $15,304,000 was due to a decrease in other ferry operations of $1,470,000 (a decrease of $2,614,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar) and leisure operations of $19,750,000 reflecting the deconsolidation of OEH, partly offset by increased costs from rail operations of $4,578,000 (an increase of $2,693,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar) which included increased central overheads, container operations of $814,000 and other operations of $524,000 (including $251,000 from publishing activities and $459,000 from fruit farming, offset by reduced corporate costs $139,000).

        Net Finance Costs. Net finance costs in 2003 decreased by $7,662,000 of which a reduction of $4,544,000 related to the deconsolidation of OEH, offset by $5,007,000 of interest expense on Silja operations leaving a decrease of $8,125,000. This decrease mainly related to a decrease in interest expense of $6,754,000 from reduced interest rates on floating-rate debt notwithstanding additional debt borrowed to finance acquisitions and investments, and also related to increased foreign exchange gains of $1,409,000.

Minority interests

        The minority interest in OEH and Silja in the second quarter of 2002 amounted to $4,626,000 and $2,333,000, respectively. Since the deconsolidation of OEH in the fourth quarter of 2002, the Company began to account for its investment in OEH under the equity method of accounting. Silja has been accounted for as a wholly-owned subsidiary from May 1, 2002.

Taxes on income

        The income tax charge in the second quarter of 2003 mainly related to the seasonal results of ferry and rail operations and in 2002 to the seasonal results of ferry, rail and leisure operations in jurisdictions which impose income tax. The Company is incorporated in Bermuda which does not impose an income tax.

Net earnings

        The 2003 second quarter net earnings on common shares of $9,322,000 compares with earnings of $15,997,000 in 2002, a decrease of $6,675,000. Earnings before net finance costs showed a decrease of $21,019,000, of which $13,489,000 related to leisure operations (reflecting the effect of SCL's reduced share of OEH results following the deconsolidation of OEH in the fourth quarter of 2002), $10,622,000 to ferry operations (which mainly arose from the consolidation of Silja operations for a full quarter in 2003 following the acquisition of Silja in May 2002), $2,028,000 to rail operations (including $8,000,000 of reduced compensation for disruption to GNER's rail services) and $1,634,000 to other operations (of which $2,225,000 related to OEH share sale gains in 2002). The decrease in earnings before net finance costs was offset by a $6,754,000 improvement on container-related operations including SCL's investment in GESeaCo. Net finance costs decreased in 2003 by $7,662,000 as explained above. Additionally, there was no minority interest charge in 2003 compared with a charge of $6,959,000 in 2002 noted above, and the tax charge increased by $277,000.

        See Note 14 to the financial statements regarding events subsequent to June 30, 2003 including exchange offers for, and repayment of, part of SCL's publicly-held debt, the sale of SCL's Steam Packet business at a significant gain and the use of the net sale proceeds, and recognition of non-recurring charges in the third quarter of 2003.

Six months ended June 30, 2003 compared with the six months ended June 30, 2002

Revenue and other

        The total revenue and other increase of $90,141,000 in the first six months of 2003 included an increase of $2,548,000 in the earnings/losses of unconsolidated companies, of which $2,936,000 related to GE SeaCo partly offset by $1,164,000 on OEH, and a decrease of $2,938,000 in asset sale gains, of which $6,318,000 related to gains on the sale of OEH shares in 2002 and $3,380,000 to reduced container disposal losses. Of the remaining increase of $90,531,000, $185,274,000 related to ferry operations, $29,829,000 to rail operations, $1,598,000 to container operations and $2,244,000 to other operations, partly offset by decreased revenue of $128,414,000 from leisure operations.

        The increase in ferry revenue of $185,274,000 included $184,205,000 from Silja operations which were consolidated effective May 1, 2002 (see Note 2), leaving an increase of $1,069,000 on other ferry operations which included the favorable effect of the strengthening of the British pound against the U.S. dollar, amounting to $9,518,000, resulting in a decrease of $8,449,000. This decrease arose primarily from reduced revenue relating to the cross-Channel ferry services of $5,400,000, the Irish Sea services of $1,200,000 and other ferry activities of $1,800,000.

        The increase in rail revenue of $29,829,000 included the favorable effect of the strengthening of the British pound against the U.S. dollar amounting to $35,388,000, resulting in a decrease of $5,559,000 which included reduced compensation from Network Rail and other claims for disruption to GNER's rail services of $3,000,000.

        The decrease in leisure division revenue of $128,414,000 reflected the absence of revenue resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

        The increase in container revenue of $1,598,000 related to SCL's manufacturing and depot facilities of $4,061,000, partly offset by a reduction in leasing operations, excluding GE SeaCo-owned containers, of $1,681,000 (reflecting the reduced size of SCL's fleet and lower equipment lease rates, partly offset by improved utilization) and cargoship revenues of $782,000. The increased earnings from SCL's investment in GE SeaCo was mainly due to increased ontake and the beneficial effect of reduced interest rates on the existing fleet.

        The increase in other revenue of $2,244,000 included revenue of $809,000 from property sales, $657,000 from the Corinth Canal, $601,000 from publishing activities and $203,000 from fruit farming.

Expenses

        Depreciation and Operating. Depreciation and operating expenses increased in the aggregate by $112,739,000 (an increase as a percent of revenue from 76% to 82%) with increases of $178,049,000 on ferry operations, $5,916,000 on rail operations and $905,000 on other operations, partly offset by a decrease of $70,571,000 on leisure operations and $1,560,000 on container operations.

        The increase in ferry operations costs of $178,049,000 included $172,785,000 from Silja operations, leaving an increase on other ferry operations of $5,264,000 which included the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $8,483,000, resulting in a decrease of $3,219,000. This decrease related to decreased costs of $2,500,000 from Irish Sea services and $1,700,000 from cross-Channel services partly offset by increases of $600,000 from New York harbor ferry services and $400,000 from other ferry activities. Ferry operations generally in the first half of 2003 experienced higher fuel costs compared to the first half of 2002.

        The increase in rail operations costs of $5,916,000 included the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $29,297,000, resulting in a decrease of $23,381,000 due largely to reduced net access charges including the effect of compensation payments received from Network Rail.

        The decrease in leisure division costs of $70,571,000 reflected the absence of costs resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

        The decrease in container expenses of $1,560,000 related to reduced costs from leasing operations of $2,369,000 and cargoship operations of $2,189,000, partly offset by increased costs from SCL's manufacturing and depot facilities of $2,998,000.

        The increase in other expenses of $905,000 mainly related to costs of $564,000 from the Corinth Canal, $392,000 from publishing activities and $168,000 from property activities, partly offset by $282,000 from fruit farming.

        Selling, General and Administrative. These costs have increased in total by $3,959,000 (a decrease as a percent of revenue from 16% to 14%) of which $28,235,000 related to Silja operations. The remaining decrease of $24,276,000 was due to a decrease in other ferry operations of $2,297,000 (a decrease of $4,073,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar) and leisure operations of $38,957,000 reflecting the deconsolidation of OEH, partly offset by increased costs from rail operations of $14,341,000 (an increase of $11,189,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar) which included increased central overheads, container operations of $1,350,000, and other operations of $1,287,000 (including $503,000 from publishing activities, $227,000 from the Corinth Canal and increased corporate costs $444,000).

        Net Finance Costs. Net finance costs in 2003 decreased by $8,420,000 of which a reduction of $9,367,000 related to the deconsolidation of OEH, offset by $10,053,000 of interest expense on Silja operations, leaving a decrease of $9,106,000. This decrease mainly related to a decrease in interest expense of $7,804,000 from reduced interest rates on floating-rate debt and increased foreign exchange gains of $1,379,000, offset by increased interest expense on additional debt used to finance acquisitions and investments.

Minority interests

        The minority interest in OEH and Silja in the first six months of 2002 amounted to $4,798,000 and $2,333,000, respectively.

Taxes on income

        The income tax credit in the first six months of 2003 mainly related to the seasonal results of ferry operations and in the first six months of 2002 mainly to the seasonal results of ferry and leisure operations in jurisdictions which impose income tax, offset by a tax charge on rail operations.

Net earnings

        The net losses on common shares in the first six months of 2003 of $1,006,000 compares with net earnings of $10,015,000 in 2002, a decrease in earnings of $11,021,000. Earnings before net finance costs showed a decrease of $26,557,000, of which $20,050,000 related to leisure operations (reflecting the effect of SCL's reduced share of OEH results following the deconsolidation of OEH in the fourth quarter of 2002), $17,995,000 to ferry operations (which mainly arose from the consolidation of seasonal first quarter losses on Silja operations in 2003 following the acquisition of Silja in May 2002), and $6,266,000 to other operations including corporate costs (of which $6,318,000 related to OEH share sale gains in 2002). These decreases in earnings before net finance costs were partly offset by increased earnings from rail operations of $9,572,000 (including $3,000,000 of reduced compensation for disruption to GNER's rail services) and from container-related activities of $8,182,000. Net finance costs decreased in 2003 by $8,420,000 as explained above. Additionally, there was no minority interest charge in 2003 compared with a charge of $7,131,000 in 2002 relating to OEH and Silja, and the tax credit decreased by $15,000.

        See Note 14 to the financial statements regarding events subsequent to June 30, 2003 including exchange offers for, and repayment of, part of SCL's publicly-held debt, the sale of SCL's Steam Packet business at a significant gain and the use of the net sale proceeds, and recognition of non-recurring charges in the third quarter of 2003.

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

        The market risk relating to interest rates arises mainly from the financing activities of SCL. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. As reported in Note 19(a) to the financial statements in Amendment No. 1 of the 2002 Form 10-K annual report of the Company, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt. These agreements expire over a period of one to seven years. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of SCL would have increased by approximately $4,800,000 based on borrowings at June 30, 2003. The interest rates on substantially all of SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and fuel prices and their effects have not changed materially during the first six months of 2003 from those described in Amendment No. 1 of the Company's 2002 Form 10-K annual report.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2003, cash balances totalled $127,694,000. Undrawn working capital lines of credit amounted to approximately $16,000,000, of which $15,200,000 was undrawn under secured revolving credit facilities.

        Capital expenditures planned for the remainder of 2003 relate primarily to additions to ferry assets, which SCL management believes will be adequately financed primarily from debt and lease financings, operating cash flows and other sources. Capital expenditures are expected to be at a lower level compared to 2002 following the deconsolidation of OEH in the fourth quarter of 2002.

        Several credit agreements of SCL have restrictive covenants, certain of which were amended. At June 30, 2003, SCL was in compliance with its covenants.

        SCL is proceeding with its planned restructuring of certain debt coming due in 2003 and 2004 as outlined under the heading "Proposed Restructuring of Debt" in Item 7—Management's Discussion and Analysis in Amendment No. 1 of the Company's 2002 Form 10-K annual report. As reported in Note 14 to the financial statements, SCL has completed its exchange offers of 13% and 12 1/2% senior notes for public debt maturing in 2003 and 2004, repaid the balance of its publicly-held 9 1/2% and 10 1/2% senior notes that matured on July 1, 2003 with the proceeds of a one-year $158,000,000 secured bridge loan from a bank syndicate, and sold its Steam Packet ferry business using the cash proceeds to repay part of the bridge loan as well as Steam Packet debt. The next steps of this plan include extension of the maturity of SCL's revolving container credit facility coming due in October 2004, completion of a planned refinancing of Silja ships with a syndicate of banks which would provide additional working capital, and sales of SCL's remaining port interests in the U.K. and, when market conditions improve, OEH common shares that SCL owns. Management believes that the available cash from operations and readily saleable assets will be sufficient to service SCL's 2003 obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

        As of June 30, 2003, the Company's significant accounting policies and estimates, which are described in Notes 1, 7, and 20 to the financial statements in Amendment No. 1 of the Company's 2002 Form 10-K annual report, have not changed from December 31, 2002, except for the adoption of the following pronouncements referred to in that report. On January 1, 2003, the Company adopted the recognition provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of the provisions of FIN No. 45 and SFAS No. 146 did not have a material effect on SCL's consolidated financial statements.

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

        Finally, in May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 applies specifically to a number of financial instruments that issuers have historically presented in their financial statements as equity, or between the liabilities and equity sections of the balance sheet, rather than as liabilities. Generally, SFAS No. 150 is effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. As a result, beginning in the third quarter of 2003, the Company will reflect its redeemable preferred shares as a liability on its consolidated balance sheets, and the related dividends as interest expense in its consolidated statements of operations.

CRITICAL ACCOUNTING POLICIES

        For a discussion of these policies, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in Amendment No. 1 of the Company's 2002 Form 10-K annual report.

DISCLOSURE CONTROLS AND PROCEDURES

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 and found no material deficiencies or weaknesses.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        See Note 12 to the financial statements in this report regarding arbitration proceedings involving GNER.

        Other than the foregoing, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        The Company convened and held an annual general meeting of shareholders on June 2, 2003. The holders of Class A and B common shares, voting together, (i) duly elected John D. Campbell, W. Murray Grindrod, Robert M. Riggs, Philip J.R. Schlee, Charles N.C. Sherwood, James B. Sherwood and Michael J.L. Stracey as Directors of the Company and (ii) duly appointed Deloitte & Touche LLP as the Company's independent auditor. The number of votes on each matter was as follows:

        (i)    Election of directors:

	For	Authority Withheld
J.D. Campbell	14,668,713	10,769
W.M. Grindrod	14,670,140	9,342
R.M. Riggs	14,668,923	10,559
P.J.R. Schlee	14,670,093	9,389
C.M.C. Sherwood	14,657,487	21,995
J.B. Sherwood	14,667,096	12,386
M.J.L. Stracey	14,668,868	10,614

        (ii)   Appointment of auditor: For 14,670,739, Against 4,213, and Abstain 4,530.

ITEM 6.    Exhibits and Reports on Form 8-K

        (a)   Exhibits.    The index to exhibits appears below, on the page immediately following the signature page of this report.

        (b)   Reports on Form 8-K.    During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports:

Date of Report	Item No.	Description
April 11, 2003	5	Purchase of Company shares by James B. Sherwood, President.
May 9, 2003	7 and 12	Excerpts from 2002 annual shareholders report of the Company.
May 14, 2003	7 and 12	First quarter 2003 earnings news release of the Company.
June 3, 2003	7 and 12	Slides shown at investor presentation of the Company.
June 25, 2003	5 and 7	News release regarding extension of 13% Senior Note exchange offer of the Company.
June 27, 2003	5 and 7	News release regarding expiration of 13% Senior Note exchange offer of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA CONTAINERS LTD.
By:	/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

Dated: August 14, 2003

EXHIBIT INDEX

3.1
Memorandum of Association, Certificate of Incorporation and Memoranda of Increase of Share Capital of the Company, as amended through June 24, 1992, filed as Exhibit 3(a) to June 30, 1992 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.

3.2.
Bye-Laws of the Company, as amended through June 23, 1992, filed as Exhibit 3(b) to June 30, 1992 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.

3.3.
Amendments to the Bye-Laws of the Company approved by shareholders on June 6, 2001, filed as Exhibit 3.3 to June 30, 2001 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.

Rule 13a-14(a)/15d-14(a) Certifications.

32
Section 1350 Certification.

QuickLinks

PART I—FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX