Form 10-Q
period 2003-09-30
SEA CONTAINERS LTD /NY/
filed 2003-11-14
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7560

SEA CONTAINERS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0038412 (IRS Employer Identification No.)
22 Victoria Street, P.O. Box HM 1179, Hamilton HMEX, Bermuda (Address of principal executive offices)	(zip code)
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

        As of October 31, 2003, 19,507,899 Class A common shares and 14,414,195 Class B common shares of Sea Containers Ltd. were outstanding including 12,900,000 Class B shares owned by a subsidiary.

PART I—FINANCIAL INFORMATION

Sea Containers Ltd. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2003 (unaudited)	December 31, 2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$130,813	$218,022
Accounts receivable, net of allowances of $10,468 and $9,365	191,145	134,036
Prepaid expenses and other	53,214	53,860
Asset sale receivables	39,204	35,844
Advances on asset purchase contracts	9,190	5,242
Containers at cost, less accumulated depreciation of $527,125 and $512,724	509,751	551,712
Ships at cost, less accumulated depreciation of $121,592 and $140,897	1,102,352	1,105,143
Assets under capital lease, less accumulated depreciation of $17,450 and $14,748	13,060	15,574
Real estate and other fixed assets at cost, less accumulated depreciation of $93,761 and $92,619	134,705	179,377
Inventories	46,806	46,061
Investments	311,022	288,570
Goodwill	11,814	31,867
Other intangible assets, net	88,108	90,591
Other assets	34,723	40,935

	$2,675,907	$2,796,834

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Consolidated Balance Sheets (continued)

	September 30, 2003 (unaudited)	December 31, 2002
	(Dollars in thousands)
Liabilities and Shareholders' Equity
Working capital facilities	$1,809	$1,651
Accounts payable	124,862	143,454
Accrued liabilities	305,497	268,063
Manufacturer accounts payable, notes payable, bank loans and other purchase obligations in respect of containers	367,983	407,358
Mortgage loans in respect of ships	595,313	579,849
Obligations under capital leases	9,088	11,763
Bank loans in respect of real estate and other fixed assets	189,640	264,036
Senior notes	305,758	422,783
Senior subordinated debentures	79,531	98,485
Deferred revenue	12,566	11,025

	1,992,047	2,208,467

Minority interests	1,620	1,535

Shareholders' equity:
Preferred shares $.01 par value (15,000,000 shares authorized):
Issued—150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000
Class A common shares $.01 par value (60,000,000 shares authorized): Issued—19,503,890 shares (2002—19,500,115)	195	195
Class B common shares $.01 par value (60,000,000 shares authorized): Issued—14,416,895 shares (2002—14,419,614)	144	144
Paid-in capital	389,707	389,693
Retained earnings	860,580	761,364
Accumulated other comprehensive loss	(192,125)	(188,303)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	682,240	586,832

Commitments and contingencies	—	—

	$2,675,907	$2,796,834

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statements of Consolidated Operations (unaudited)

	Three months ended September 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$464,634	$540,705
Other	15,505	5,595

	480,139	546,300

Expenses:
Depreciation and amortization	26,307	33,345
Operating	326,076	376,014
Selling, general and administrative	56,863	74,228

Total expenses	409,246	483,587

Gain on sale of ferry assets and non-recurring charges	60,000	—

Earnings from operations before net finance costs	130,893	62,713
Interest expense (net of capitalized interest)	(21,202)	(34,692)
Interest and related income	1,625	2,825

Net finance costs	(19,577)	(31,867)

Earnings before minority interests and income taxes	111,316	30,846
Minority interests	—	(3,827)

Earnings before income taxes	111,316	27,019
Provision for income taxes	10,300	8,863

Net earnings	101,016	18,156
Preferred share dividends	272	272

Net earnings on class A and class B common shares	$100,744	$17,884

Earnings per class A and class B common share:
Basic	$4.79	$0.85

Diluted	$4.68	$0.84

Dividends per class A common share	$0.025	$0.075

Dividends per class B common share	$0.0225	$0.068

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statements of Consolidated Operations (unaudited)

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$1,222,114	$1,207,654
Other	29,404	19,884

	1,251,518	1,227,538

Expenses:
Depreciation and amortization	82,994	87,818
Operating	888,739	828,152
Selling, general and administrative	164,698	178,104

Total expenses	1,136,431	1,094,074

Gain on sale of ferry assets and non-recurring charges	60,000	—

Earnings from operations before net finance costs	175,087	133,464
Interest expense (net of capitalized interest)	(75,388)	(96,477)
Interest and related income	7,887	8,266

Net finance costs	(67,501)	(88,211)

Earnings before minority interests and income taxes	107,586	45,253
Minority interests	—	(10,958)

Earnings before income taxes	107,586	34,295
Provision for income taxes	7,032	5,580

Net earnings	100,554	28,715
Preferred share dividends	816	816

Net earnings on class A and class B common shares	$99,738	$27,899

Earnings per class A and class B common share:
Basic	$4.74	$1.40

Diluted	$4.66	$1.40

Dividends per class A common share	$0.025	$0.225

Dividends per class B common share	$0.0225	$0.204

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (unaudited)

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings on class A and class B common shares	$99,738	$27,899

Adjustments to reconcile net earnings to net cash provided by operating activities:
Preferred share dividends	816	816
Depreciation and amortization	82,994	87,818
Gain on sale of ferry and other assets	(101,391)	(3,906)
Undistributed earnings of affiliates, and non-cash items	(17,826)	(7,112)
Non-recurring charges relating to asset write downs	25,000	—
Change in assets and liabilities net of effects from acquisition of subsidiaries:
(Increase)/decrease in receivables	(37,488)	17,722
Increase in inventories	(1,491)	(1,520)
Decrease in accounts payable, accrued liabilities and other liabilities	(11,096)	(5,321)

Total adjustments	(60,482)	88,497

Net cash provided by operating activities	39,256	116,396

Cash flows from investing activities:
Capital expenditures	(37,225)	(109,386)
Acquisitions and investments, net of cash acquired	—	(91,388)
Net proceeds on sale of ferry and other fixed assets	222,654	6,011

Net cash provided by/(used in) investing activities	185,429	(194,763)

Cash flows from financing activities:
Issuance of common shares	14	109
Issuance of long-term debt	45,401	200,886
Sale of OEH shares by SCL	—	25,014
Principal payments under long-term debt	(121,241)	(114,007)
Principal payments on disposal of ferry and other fixed assets	(109,799)	—
Purchase and retirement of notes and debentures	(136,323)	(9,700)
Payment of preferred share dividends	(816)	(816)
Payment of common share dividends	(522)	(4,326)

	(323,286)	97,160
Working capital facilities and redrawable loans drawn/(repaid), net	6,700	(68,715)

Net cash (used in)/provided by financing activities	(316,586)	28,445

Effect of exchange rate changes on cash and cash equivalents	4,692	6,468

Net decrease in cash and cash equivalents	(87,209)	(43,454)
Cash and cash equivalents at beginning of period	218,022	216,936

Cash and cash equivalents at end of period	$130,813	$173,482

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statement of Consolidated Shareholders' Equity (unaudited)

	Redeemable Preferred Shares at Liquidation Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held by Subsidiary	Total Com- prehensive Income
	(Dollars in thousands)
Balance, January 1, 2003	$15,000	$195	$144	$389,693	$761,364	$(188,303)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	—	14	—	—	—
Dividends on common shares	—	—	—	—	(522)	—	—
Comprehensive income:
Net earnings on common shares for the period	—	—	—	—	99,738	—	—	$99,738
Other comprehensive loss	—	—	—	—	—	(3,822)	—	(3,822)

								$95,916

Balance, September 30, 2003	$15,000	$195	$144	$389,707	$860,580	$(192,125)	$(391,261)

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

        Certain reclassifications have been made to the 2002 financial statements to conform to the classifications in the 2003 financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2003 and 2002, which are all of a normal recurring nature, have been reflected in the information provided.

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

(b)   Earnings per share

        The number of shares used in computing basic and diluted earnings per share was as follows:

	Nine months ended September 30,
	2003	2002
	(in thousands)
Basic	21,021	19,922
Effect of dilution	536	24

Diluted	21,557	19,946

	Three months ended September 30,
	2003	2002
Basic	21,021	21,014
Effect of dilution	572	496

Diluted	21,593	21,510

        The anti-dilutive effect of stock options on 33,383 and 116,549 shares, respectively, for the nine months ended September 30, 2003 and 2002 and on 18,295 and 116,532 shares, respectively, for the three months ended September 30, 2003 and 2002 have been excluded from the computation of diluted earnings per share. In addition, 478,622 common shares to be issued upon conversion of convertible preferred shares were also excluded from the nine months ended September 30, 2002 computation of diluted earnings because to do so would be anti-dilutive.

(c)   Other

        Other in the statements of consolidated operations comprises gains/(losses) on asset sales, excluding the gain on sale of ferry assets and non-recurring changes, and earnings from unconsolidated companies.

        For the nine months ended September 30, 2003, gains/(losses) on asset sales were $6,392,000 (2002—$3,120,000). The 2003 gains related to a gain of $5,000,000 on the sale of land at the port of Newhaven and container asset disposal gains of $1,392,000. During 2002, $6,523,000 of gains related to the sale by the Company of OEH shares and $3,403,000 of losses related to container asset disposals.

        For the three months ended September 30, 2003, gains/(losses) on asset sales were $5,384,000 (2002—$(826,000)). The 2003 gains related to a gain of $5,000,000 on the sale of land at the port of Newhaven and container asset disposal gains of $384,000. During 2002, $1,031,000 of losses related to container asset disposals and $205,000 of gains related to the sale by the Company of OEH shares.

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

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Net earnings on common shares:
As reported	$99,738	$27,899
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(253)	(301)

Pro forma	$99,485	$27,598

Basic and diluted earnings per share:
As reported:
Basic	$4.74	$1.40

Diluted	$4.66	$1.40

Pro forma:
Basic	$4.73	$1.39

Diluted	$4.65	$1.39

	Three months ended September 30,
	2003	2002
Net earnings on common shares:
As reported	$100,744	$17,884
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(70)	(107)

Pro forma	$100,674	$17,777

Basic and diluted earnings per share:
As reported:
Basic	$4.79	$0.85

Diluted	$4.68	$0.84

Pro forma:
Basic	$4.79	$0.85

Diluted	$4.67	$0.84

        The pro forma figures in the preceding tables may not be representative of pro forma amounts in future years.

2.     Gain on sale of ferry assets and non-recurring charges

        Included in Gain on sale of ferry assets and non-recurring charges in the three and nine months ended September 30, 2003 are the following items:

(Dollars in thousands)
Gain on sale of ferry assets	$100,000
Non-recurring charges	40,000

Gain on sale of ferry assets and non-recurring charges	$60,000

(a)   Gain on sale of ferry assets

        On July 18, 2003, the Company completed the sale of its indirect wholly-owned subsidiary Sea Containers Isle of Man Ltd., which was the holding company of SCL's Isle of Man Steam Packet ferry business (collectively "Steam Packet"). The sale was to Windwood Limited, a company unaffiliated with SCL and controlled by Montagu Private Equity Ltd., formerly the private equity arm of HSBC. Steam Packet operated passenger, vehicle and freight ferry services between the Isle of Man in the Irish Sea and England, Northern Ireland and the Republic of Ireland. The sale price was approximately $242,000,000, paid in cash, which resulted in a gain on sale of approximately $100,000,000. Under separate contractual agreements, SCL will continue to charter a vessel and provide certain administrative services to Steam Packet. SCL retains its remaining ferry service in the Irish Sea between Northern Ireland and Scotland for which Steam Packet will provide certain administrative services also under separate contractual agreement.

(b)   Non-recurring charges

        As a result of the sale of Steam Packet and SCL's concurrent restructuring of its fast ferry business, an impairment evaluation was performed in accordance with the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This indicated that the carrying value of certain ship and ship-related assets exceeded the expected future cash flows attributable to these assets, resulting in an impairment. The total impairment charge recognized during the quarter was approximately $15,000,000 determined by taking the excess of the carrying value over the estimated fair value. Fair value was determined using estimated future discounted cash flows and external valuations where applicable.

        In connection with the restructuring of some of SCL's ferry routes, SCL recorded a severance charge of approximately $10,000,000, about $5,500,000 of which has been paid during the third quarter of 2003 with the remaining $4,500,000 expected to be paid during the fourth quarter of 2003.

        Other non-recurring charges of approximately $5,000,000 were incurred relating to the Company's exchange offers for a portion of its publicly-traded debt (see Note 7). These costs consisted of legal and other professional fees and were paid during the third quarter of 2003.

        In addition, during the third quarter of 2003 management implemented a plan to sell certain specifically identified container assets and applied the provisions of SFAS No. 144. This required that these assets be valued at the lower of their respective carrying amount or fair value less costs to sell. As a result, SCL recognized a charge of approximately $10,000,000. The carrying value of container assets held for sale at September 30, 2003 was approximately $16,000,000.

3.     Acquisitions and investments; deconsolidation of Orient-Express Hotels Ltd.

(a)   Acquisitions

        As reported in Note 3(a) to the financial statements in Amendment No. 1 of SCL's 2002 Form 10-K annual report, during the second quarter of 1999, SCL purchased a 50% interest in Silja which was listed on the Helsinki Exchanges. The shareholders from whom SCL acquired this investment had options under the 1999 share purchase agreement to sell the balance of their shares in Silja to SCL exercisable in April 2002, representing an additional 25% of shares outstanding. These options were duly exercised and SCL purchased the shares at a total price of €40,299,000 ($37,954,000) paid in newly-issued class A common shares of the Company.

        On June 25, 2002, SCL launched a redemption offer for the remaining shares in Silja and for Silja's outstanding convertible subordinated bonds, which had an aggregate par value of €55,368,000. The offer was €2.25 for each common share and 92.4% of the par value of the bonds. The offer expired on August 26, 2002 and SCL acquired additional Silja shares, bringing its total shareholding to 97.2%, and €13,222,900 of the Silja bonds for an aggregate price of €43,398,000 ($42,654,000) paid in cash funded by bank loans. Any shares not tendered have been compulsorily acquired as permitted by Finnish law.

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

GE SeaCo SRL

        GE SeaCo and its subsidiaries are engaged in the container leasing business. SCL and General Electric Capital Corporation each have a 50% interest in GE SeaCo. See Note 14 regarding transactions between SCL and GE SeaCo.

Orient-Express Hotels Ltd.

        OEH and its subsidiaries are engaged in the hotel and leisure business. During the fourth quarter of 2002, SCL sold sufficient common shares in OEH to reduce its equity interest in OEH below 50% to 47%. Prior to those sales, OEH was accounted for as a consolidated subsidiary of SCL. Thereafter, SCL began to account for the investment in OEH under the equity method of accounting. Note 2 to the financial statements in Amendment No. 1 of SCL's 2002 Form 10-K annual report presents unaudited pro forma financial information of SCL as if this deconsolidation of OEH had occurred on January 1, 2002. As of September 30, 2003 and December 31, 2002, SCL had a 47% interest in OEH.

        Summarized financial data of SCL's unconsolidated companies for the periods during which the investments were held by SCL are as follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Current assets	$216,481	$186,804
Property, plant and equipment, net	1,476,633	1,281,101
Other assets	228,364	172,171

Total assets	$1,921,478	$1,640,076

Current liabilities	$247,938	$206,558
Long-term debt	1,039,401	827,123
Other liabilities	10,125	32,390
Total shareholders' equity	624,014	574,005

Total liabilities and shareholders' equity	$1,921,478	$1,640,076

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Revenue	$313,755	$176,583

Earnings from operations before net finance costs	$71,480	$31,902

Net earnings	$46,087	$18,519

4.     Real estate and other fixed assets

        The major classes of real estate and other fixed assets are as follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Freehold and leased land and buildings.	$120,835	$161,110
Machinery and equipment	54,357	60,448
Fixtures, fittings and office equipment	53,274	50,438

	228,466	271,996
Less: accumulated depreciation	93,761	92,619

	$134,705	$179,377

5.     Intangible assets

        Intangible assets consist of the following:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Intangible assets not subject to amortization:
Goodwill	$11,814	$31,867
Trademarks	24,918	24,918
Other intangible assets at cost	37,181	37,091

	73,913	93,876

Intangible assets subject to amortization:
Other intangibles at cost	51,450	51,450
Less: accumulated amortization	(25,441)	(22,868)

	26,009	28,582

Total	$99,922	$122,458

        Amortization for the next five years is expected to be approximately $3,400,000 annually. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Ferry Operations	Rail Operations	Container Operations	Leisure Operations	Other Operations	Total
	(Dollars in thousands)
Balance as of January 1, 2003	$22,091	$—	$5,665	$—	$4,111	$31,867
Sale of ferry assets	(20,145)	—	—	—	—	(20,145)
Foreign currency translation	—	—	—	—	92	92

Balance as of September 30, 2003	$1,946	$—	$5,665	$—	$4,203	$11,814

6.     Long-term debt (other than senior notes and senior subordinated debentures)

        Long-term debt consists of the following:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Container bank loans and purchase notes payable over periods of 2 to 8 years, with a weighted average interest rate of 3.42% and 3.86%, respectively	$367,983	$407,358
Ship mortgage loans payable over periods of 1 to 13 years, with a weighted average interest rate of 3.48% and 4.72%, respectively	595,313	579,849
Loans from banks secured by real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 4.93% and 6.62%, respectively	189,640	264,036

	$1,152,936	$1,251,243

        Several credit agreements of SCL have restrictive financial covenants. At September 30, 2003, SCL was in compliance with its covenants.

        Included in long-term debt is a revolving credit facility with a group of banks secured by container equipment, a securitization facility with a nine-year term secured by other container equipment, and a revolving credit and term loan facility secured on Silja ship assets. At September 30, 2003, an aggregate of $652,540,000 (December 31, 2002— $758,572,000) was outstanding under these and related facilities. A securitization facility of Steam Packet in the amount of $101,500,000 was repaid in July 2003 using part of the Steam Packet sale proceeds.

        The following is a summary of the aggregate maturities of long-term debt at September 30, 2003. The 2004 amount includes $127,514,000 due under a bank-syndicated facility that SCL expects to refinance:

Year ending December 31,
(Dollars in thousands)
2003	$39,002
2004	272,015
2005	119,857
2006	121,466
2007	131,546
2008 and thereafter	469,050

$1,152,936

        The interest rates on substantially all SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying value of SCL's long-term debt at September 30, 2003 and December 31, 2002 was a reasonable estimate of its fair value.

        In addition, syndicates of banks have provided GE SeaCo with $156,454,000 of credit facilities to fund new container purchases. Also, a bankruptcy-remote subsidiary of GE SeaCo formed to facilitate asset securitization has a $375,000,000 container securitization facility. At September 30, 2003, GE SeaCo had borrowed $471,454,000 (December 31, 2002— $368,100,000) under these facilities, none of which is guaranteed by SCL.

        Also, SCL has guaranteed through 2005 a bank loan of OEH in the amount of $18,579,000 (December 31, 2002—$112,854,000), and through 2010 one half of a $8,344,000 (December 31, 2002—$8,879,000) bank loan to Speedinvest Ltd., owner of the Adriatic fast ferry in which SCL has a 50% interest.

7.     Senior notes and subordinated debentures

        The maturities relating to the senior notes and senior subordinated debentures of SCL are disclosed in Note 10 to the financial statements in Amendment No. 1 of SCL's 2002 Form 10-K annual report.

        On May 28, 2003, SCL commenced an exchange offer of 13% senior notes due 2006 for its outstanding $158,798,000 principal amount of 9 1/2% and 10 1/2% senior notes due 2003 that matured on July 1, 2003. On the same date, SCL commenced an exchange offer of 12 1/2% senior notes due 2009 for its outstanding $98,883,000 principal amount of 12 1/2% senior subordinated debentures due 2004. The offer of 13% senior notes expired on June 27, 2003, and SCL accepted for exchange $22,475,000 of 9 1/2% and 10 1/2% senior notes into an equal principal amount of new 13% senior notes. The offer of 12 1/2% senior notes expired on July 23, 2003, and SCL accepted for exchange $19,154,000 of 12 1/2% debentures into an equal principal amount of new 12 1/2% senior notes. The balance of the 12 1/2% debentures remain outstanding and mature on December 1, 2004.

        The balance of the 9 1/2% and 10 1/2% senior notes were repaid on July 1, 2003 with the proceeds of a one-year $158,000,000 secured bridge loan to SCL from a syndicate of banks. The primary security for this loan was the shares in Company subsidiaries whose assets were designated to be sold and the shares in OEH owned by SCL. Of this bridging loan, $120,000,000 was repaid from part of the proceeds from the sale of Steam Packet (see Note 2).

8.     Income taxes

        Income taxes provided by SCL relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for (benefit from) income taxes consists of the following:

	Nine months ended September 30, 2003
	Current	Deferred	Total
	(Dollars in thousands)
United States	$214	$77	$291
Other foreign	3,671	3,070	6,741

	$3,885	$3,147	$7,032

	Nine months ended September 30, 2002
	Current	Deferred	Total
	(Dollars in thousands)
United States	$874	$386	$1,260
Other foreign	4,736	(416)	4,320

	$5,610	$(30)	$5,580

        SCL is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax assets recorded in other assets in the consolidated balance sheets are comprised of the following:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Gross deferred tax assets	$44,255	$46,145
Less: Valuation allowance	(17,407)	(17,407)

Deferred tax assets	26,848	28,738
Deferred tax liabilities	(7,599)	(7,206)

Net deferred tax assets	$19,249	$21,532

        The gross deferred tax assets relate primarily to operating loss carryforwards and future tax benefits of accrued pension costs. The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

9.     Supplemental cash flow information

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Cash paid for:
Interest	$83,613	$92,760
Income taxes	$1,946	$5,336

        In conjunction with acquisitions (see Note 3), liabilities were assumed as follows:

	(Dollars in thousands)
Fair value of assets acquired	$—	$790,085
Class A common shares issued and cash paid	—	(129,333)
Carrying value of existing investment	—	(137,061)

Liabilities assumed	$—	$523,691

10.   Derivative financial instruments

(a)   Derivative financial instruments

        As reported in Note 1(s) to the financial statements in Amendment No. 1 of SCL's 2002 Form 10-K annual report, SCL adopted effective January 1, 2001 SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149. For the nine months ended September 30, 2003 and 2002, the change in the fair market value of derivative instruments resulted in a charge of $1,146,000 and a credit of $7,765,000, respectively, to other comprehensive income/(loss).

        The components of other comprehensive income are as follows:

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Net earnings on class A and class B common shares	$99,738	$27,899
Foreign currency translation adjustments	(2,676)	16,272
Changes in fair value of derivatives	(1,146)	7,765

Comprehensive income	$95,916	$51,936

(b)   Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Foreign currency translation adjustment	$(155,274)	$(152,598)
Net change on derivative financial instruments	(2,170)	(1,024)
Maximum pension liability, net of tax	(34,681)	(34,681)

	$(192,125)	$(188,303)

11.   Commitments

        Outstanding contracts to purchase fixed assets were approximately $5,300,000 at September 30, 2003 (December 31, 2002—$14,000,000).

12.   Information concerning financial reporting for segments and operations in different geographical areas

        In 2003, SCL changed its reportable segments. SCL's GNER operations, which had previously been included in the passenger transport segment, are now reported as the rail operations segment. The remaining business that had been included in the passenger transport segment, SCL's ferry operations, is now reported as the ferry operations segment. SCL has reclassified the prior year's segment information to conform to the current year's presentation. Accordingly, financial information regarding SCL's business segments is as follows:

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Total revenue:
Ferry operations	$594,417	$407,063
Rail operations	526,947	494,127
Container operations	83,632	83,013
Leisure operations	—	209,016
Other	17,118	14,435

	$1,222,114	$1,207,654

Other:
Ferry operations	$300	$(718)
Rail operations	—	—
Container operations	17,094	7,243
Leisure operations	7,010	6,836
Other operations	5,000	6,523

	$29,404	$19,884

Earnings from operations before net finance costs:
Ferry operations	$24,142	$39,070
Rail operations	63,219	44,258
Container operations	26,696	15,196
Leisure operations	7,010	39,027
Other (including gains on sale of land at the port of Newhaven of $5,000 in 2003 and OEH shares of $6,523 in 2002)	5,779	7,068

	126,846	144,619
Gain from the sale of ferry assets and non-recurring charges	60,000	—
Corporate costs	(11,759)	(11,155)
Net finance costs	(67,501)	(88,211)
Minority interests	—	(10,958)

Earnings before income taxes	$107,586	$34,295

        Leisure operations in 2003 include SCL's equity share of OEH earnings compared with consolidated OEH earnings of $39,027,000 in 2002, made up as follows:

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Revenue	$238,155	$209,016
Earnings from unconsolidated companies	6,454	6,836

	$244,609	$215,852

Earnings before net finance costs	$32,146	$39,027
Net finance costs	(14,300)	(14,682)

Earnings before income taxes	17,846	24,345
Provision for income taxes	2,855	3,228

Net earnings	14,991	21,117

Minority interest	—	(8,625)

SCL's share of OEH net earnings	$7,010	$12,492

        The identifiable assets of SCL's business segments are as follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Ferry operations	$1,349,616	$1,416,696
Rail operations	204,059	235,271
Container operations	849,596	887,720
Leisure operations	222,873	212,704
Other operations	49,763	44,443

	$2,675,907	$2,796,834

        Transactions between reportable segments are not material. The main factor SCL uses to identify its four main segments is similarity of the products and services provided.

13.   Contingencies

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

        During the third quarter of 2003, GNER and Network Rail reached agreement in principle on GNER's claims which contemplates GNER paying $7,200,000 of track access charges over-withheld. The settlement is subject to a number of conditions including audit by the Strategic Rail Authority.

14.   Related party transactions

        For the nine months ended September 30, 2003, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $21,182,000 (2002—$25,784,000). Also in 2003, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides management and administration services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $24,288,000 (2002—$22,956,000). For the nine months ended September 30, 2003, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $14,884,000 (2002—$18,713,000). In addition, in 2003, GE SeaCo paid interest of $nil on loans from SCL (2002—$50,000) and at September 30, 2003, SCL had a loan balance of $6,000,000 due from GE SeaCo (December 31, 2002—$6,000,000). At September 30, 2003, a receivable of $5,615,000 (December 31, 2002—$8,662,000) remains outstanding from GE SeaCo in respect of all the above, which is included in accounts receivable on SCL's consolidated balance sheet.

        For the nine months ended September 30, 2003, subsidiaries of SCL received from OEH $3,421,000 (2002—$4,547,000) for the provision of various administrative services under a shared services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. At September 30, 2003, SCL has guaranteed a $18,579,000 bank loan to OEH (December 31, 2002—$112,854,000).

        SCL received from Silja, prior to its acquisition in May 2002, fees for the provision of various services which amounted to $300,000 for the nine months ended September 30, 2002. These services were provided on the basis of reimbursement of SCL's costs as approved by the board of directors of Silja. SCL also chartered a SuperSeaCat to Silja to operate on the Helsinki-Tallin route for which $1,260,000 was paid to SCL for the nine months ended September 30, 2002, and SCL chartered from Silja a floating passenger terminal located at Liverpool for which $56,000 was paid to Silja for the nine months ended September 30, 2002.

15.   Subsequent event

        On November 5, 2003, Silja entered into a €341,000,000 ($391,000,000) term loan and revolving credit facility agreement with a syndicate of banks guaranteed by the Company, and the Company entered into a related €54,000,000 ($62,000,000) loan facility agreement with the same syndicate. The non-revolving credit portion of the Silja loan is repayable in instalments with interest on both portions at EURIBOR plus 1.625% p.a. and a final maturity in October 2010. The Company loan is also repayable in instalments with interest at EURIBOR plus 2.125% p.a. maturing in October 2008. The primary security for both facilities are mortgages on certain of Silja's ships, although the Company loan is subordinated to the Silja loan. Proceeds of the loans have been used to refinance existing debt with the balance available for general corporate purposes.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared with the three months ended September 30, 2002

Revenue and other

        The total revenue and other decrease of $66,161,000 in the third quarter of 2003 included an increase of $3,700,000 in the earnings of unconsolidated companies, of which $2,039,000 related to GE SeaCo and $1,338,000 to OEH, and an increase of $6,210,000 in other asset sale gains, of which $5,000,000 related the sale of land at Newhaven and $1,415,000 to reduced container disposal losses partly offset by gains on the sale of OEH shares of $205,000 in 2002. Of the remaining decrease of $76,071,000, $80,602,000 related to leisure operations and $978,000 to container operations, partly offset by increased revenue of $2,991,000 from rail operations, $2,080,000 from ferry operations and $439,000 from other operations.

        The increase in ferry revenue of $2,080,000 included $32,299,000 from Silja operations (of which $23,685,000 related to the strengthening of the euro against the U.S. dollar), leaving a decrease of $30,219,000 on other ferry operations which included the favorable effect of the strengthening of the British pound against the U.S. dollar, amounting to $4,730,000, resulting in a decrease of $34,949,000. This decrease arose primarily from the absence of revenue from the Irish Sea operations of the Steam Packet business which was sold effective July 1, 2003 amounting to $28,600,000 together with reduced revenue relating to the remaining Irish Sea services of $2,400,000 and the cross-Channel ferry services of $4,500,000 partly offset by an increase on other ferry activities of $500,000.

        The increase in rail revenue of $2,991,000 included the favorable effect of the strengthening of the British pound against the U.S. dollar amounting to $8,015,000, resulting in a decrease of $5,024,000 which mainly related to decreased compensation from Network Rail and other claims for disruption to GNER's rail services although revenue from passenger carryings was up $7,000,000.

        The decrease in leisure division revenue of $80,602,000 reflected the absence of revenue resulting from the deconsolidation of OEH in the fourth quarter of 2002.

        The decrease in container revenue of $979,000 mainly related to decreased revenue from SCL's manufacturing and depot facilities of $866,000 together with a decrease in leasing operations revenues, excluding GE SeaCo-owned containers, of $147,000 (reflecting the reduced size of SCL's fleet and lower equipment lease rates offset by improved utilization).

        The increased earnings from SCL's investment in GE SeaCo of $2,039,000 mentioned in the first paragraph above was mainly due to increased ontake and the beneficial effect of reduced interest rates on the existing fleet.

        The increase in other revenue of $439,000 mainly related to increased revenue of $694,000 from publishing activities.

Expenses

        Depreciation and Operating. Depreciation and operating expenses decreased in the aggregate by $56,976,000 (76% as a percent of revenue in both periods) with decreases of $5,170,000 on ferry operations, $7,435,000 on rail operations, $1,043,000 on container operations and $44,047,000 on leisure operations, partly offset by an increase of $719,000 on other operations.

        The decrease in ferry operations costs of $5,170,000 included the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $3,740,000, resulting in a decrease of $8,910,000. This decrease related to decreased costs of $23,100,000 from the Irish Sea Services of which $18,000,000 related to the sale of the Steam Packet business effective July 1, 2003 and $7,200,000 from cross-Channel services partly offset by increases of $19,419,000 from Silja operations (of which $18,100,000 related to the strengthening of the euro against the U.S. dollar), $300,000 from New York harbor ferry services and $1,700,000 from other ferry activities.

        The decrease in rail operations costs of $7,435,000 included the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $6,293,000, resulting in a decrease of $13,728,000 due largely to reduced net access charges including the effect of compensation payments received from Network Rail.

        The decrease in leisure division costs of $44,047,000 reflected the absence of costs resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

        The decrease in container expenses of $1,043,000 mainly related to SCL's manufacturing and depot facilities of $613,000 together with increased costs from leasing operations of $483,000.

        The increase in other expenses of $719,000 mainly related to operating costs of $555,000 from publishing activities and $98,000 from the Corinth Canal.

        Selling, General and Administrative. These costs have decreased in total by $17,365,000 (a decrease as a percent of revenue from 14% to 12%) of which a decrease of $23,250,000 related to leisure operations reflecting the deconsolidation of OEH. The remaining increase of $14,885,000 was due to an increase in other ferry operations of $4,483,000 (an increase of $1,504,000 after adjustment for the adverse effect of the strengthening of the euro and British pound against the U.S. dollar), rail operations of $1,037,000 (an increase of $263,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar), container operations of $223,000 and other operations of $142,000 (including increased corporate costs $160,000).

        Net Finance Costs. Net finance costs in 2003 decreased by $12,290,000 of which a reduction of $5,315,000 related to the deconsolidation of OEH, leaving a decrease of $6,975,000. This decrease mainly related to a decrease in interest expense of $8,141,000 from the repayment of the 9 1/2% and 10 1/2% senior notes due July 1, 2003 of $136,323,000 in aggregate and repayment of the loan of $101,500,000 secured on the assets of the Steam Packet business, together with reduced interest rates on floating-rate debt notwithstanding additional debt borrowed to finance acquisitions and investments, partly offset by a gain of $1,000,000 on the redemption of Silja convertible bonds in 2002.

Minority interests

        The minority interest in OEH in the third quarter of 2002 amounted to $3,827,000. Since the deconsolidation of OEH in the fourth quarter of 2002, SCL began to account for its investment in OEH under the equity method of accounting.

Taxes on income

        The income tax charge in the third quarter of 2003 mainly related to the seasonal results of ferry and rail operations and in 2002 to the seasonal results of ferry, rail and leisure operations in jurisdictions which impose income tax. SCL is incorporated in Bermuda which does not impose an income tax.

Net earnings

        The 2003 third quarter net earnings on common shares of $100,744,000 compares with earnings of $17,884,000 in 2002, an increase of $82,860,000. Earnings before net finance costs showed an increase of $68,180,000, of which $60,000,000 related to the gain on sale of ferry assets and non-recurring charges (see Note 2) which was offset by $11,967,000 relating to the reduction in leisure operations earnings following the deconsolidation of OEH in the fourth quarter of 2002. The remaining increase of $20,147,000 included $3,067,000 from ferry operations (of which $5,800,000 related to Silja operations and $6,117,000 to cross-Channel and retained Irish Sea operations, partly offset by $600,000 on New York harbor fast ferry services and the absence of Steam Packet earnings of $7,000,000), $9,389,000 from rail operations (including the effect of increased passenger carryings), $4,373,000 from other operations (of which $5,000,000 related to the gain on sale of land at Newhaven in 2003), and $3,318,000 from container-related operations including SCL's investment in GE SeaCo. Net finance costs decreased in 2003 by $12,290,000 as explained above. Additionally, there was no minority interest charge in 2003 compared with a charge of $3,827,000 in 2002 noted above, and the tax charge increased by $1,437,000.

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

Revenue and other

        The total revenue and other increase of $23,980,000 for nine months ended September 30, 2003 included an increase of $6,248,000 in the earnings of unconsolidated companies, of which $4,975,000 related to GE SeaCo and $174,000 to OEH, and an increase of $3,272,000 in asset sale gains, of which $5,000,000 related to the gain on sale of land at the port of Newhaven and $4,795,000 to reduced container disposal losses partly offset by $6,523,000 relating to gains on the sale of OEH shares in 2002. Of the remaining increase of $14,460,000, $187,354,000 related to ferry operations, $32,820,000 to rail operations, $619,000 to container operations and $2,683,000 to other operations, partly offset by decreased revenue of $209,016,000 from leisure operations.

        The increase in ferry revenue of $187,354,000 included $215,244,000 from Silja operations which were consolidated effective May 1, 2002 (see Note 3) and included the favorable effect of the strengthening of the euro against the U.S. dollar amounting to $40,300,000, leaving a decrease of $27,890,000 on other ferry operations which included the favorable effect of the strengthening of the British pound against the U.S. dollar, amounting to $14,248,000, resulting in a decrease of $42,138,000. This decrease arose primarily from the absence of the Steam Packet's revenues amounting to $27,000,000 following the sale of the business which was effective July 1, 2003 together with reduced revenue relating to the cross-Channel ferry services of $9,800,000 and the remaining Irish Sea services of $5,200,000.

        The increase in rail revenue of $32,820,000 included the favorable effect of the strengthening of the British pound against the U.S. dollar amounting to $43,403,000, resulting in a decrease of $10,583,000 which included reduced compensation from Network Rail and other claims for disruption to GNER's rail services of $3,000,000 although revenue from passenger carryings was up $13,000,000.

        The decrease in leisure division revenue of $209,016,000 reflected the absence of revenue resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

        The increase in container revenue of $619,000 related to SCL's manufacturing and depot facilities of $3,195,000, partly offset by a reduction in leasing operations, excluding GE SeaCo-owned containers, of $1,828,000 (reflecting the reduced size of SCL's fleet and lower equipment lease rates, partly offset by improved utilization) and cargoship revenues of $748,000.

        The increased earnings from SCL's investment in GE SeaCo of $4,975,000 mentioned in the first paragraph above was mainly due to increased ontake and the beneficial effect of reduced interest rates on its existing fleet.

        The increase in other revenue of $2,683,000 included revenue of $1,295,000 from publishing activities, $757,000 from the Corinth Canal and $679,000 from property activities.

Expenses

        Depreciation and Operating. Depreciation and operating expenses increased in the aggregate by $55,763,000 (an increase as a percent of revenue from 76% to 80%) with increases of $172,879,000 on ferry operations and $1,624,000 on other operations, partly offset by a decrease of $1,519,000 on rail operations, $114,618,000 on leisure operations and $2,603,000 on container operations.

        The increase in ferry operations costs of $172,879,000 included $190,659,000 from Silja operations which were consolidated from May 1, 2002 and included the adverse effect of the strengthening of the euro against the U.S. dollar amounting to $28,000,000, leaving a decrease on other ferry operations of $17,780,000 which included the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $12,224,000, resulting in a decrease of $30,004,000. This decrease related to the absence of the Steam Packet's costs amounting to $16,300,000 together with decreased costs of $9,100,000 from the remaining Irish Sea services and $8,900,000 from cross-Channel services partly offset by increases of $1,000,000 from New York harbor ferry services and $3,300,000 from other ferry activities. Ferry operations generally in the first half of 2003 experienced higher fuel costs compared to the first half of 2002.

        The decrease in rail operations costs of $1,519,000 included the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $35,590,000, resulting in a decrease of $37,109,000 due largely to reduced net access charges including the effect of compensation payments received from Network Rail.

        The decrease in leisure division costs of $114,618,000 reflected the absence of costs resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

        The decrease in container expenses of $2,603,000 related to reduced costs from leasing operations of $2,852,000 and cargoship operations of $2,136,000, partly offset by increased costs from SCL's manufacturing and depot facilities of $2,385,000.

        The increase in other expenses of $1,624,000 mainly related to costs of $646,000 from the Corinth Canal, $1,184,000 from publishing activities and $297,000 from property activities, partly offset by a decrease of $328,000 from fruit farming.

        Selling, General and Administrative. These costs have decreased in total by $13,406,000 (a decrease as a percent of revenue from 15% to 13%) of which there is a decrease on leisure operations of $62,207,000 reflecting the deconsolidation of OEH and an increase of $35,005,000 on Silja operations which included the adverse affect of the strengthening of the euro against the U.S. dollar amounting to $2,700,000. The remaining increase of $22,796,000 was due to increased costs from rail operations of $15,378,000 (an increase of $11,453,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar) which included increased central overheads, container operations of $1,573,000 and other operations of $1,429,000 (including $186,000 from the Corinth Canal, $260,000 from publishing activities, $315,000 from fruit farming, and increased corporate costs $604,000), partly offset by a decrease in other ferry operations of $4,584,000 (a decrease of $6,636,000 after adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar) of which $3,648,000 related to the Irish Sea operations (including the absence of Steam Packet's costs) and $1,930,000 to the cross-Channel services.

        Net Finance Costs. Net finance costs in 2003 decreased by $20,710,000 of which a reduction of $14,682,000 related to the deconsolidation of OEH, offset by $11,000,000 of interest expense on Silja operations, leaving a decrease of $17,028,000. This decrease mainly related to a decrease in interest expense of $16,707,000 from the repayment of the 9 1/2% and 10 1/2% senior notes due July 1, 2003 of $136,323,000 in aggregate and repayment of the loan of $101,500,000 secured on the assets of the Steam Packet business together with reduced interest rates on floating-rate debt and increased foreign exchange gains of $867,000, partly offset by a gain of $1,000,000 on the redemption of Silja convertible bonds in 2002 and increased interest expense on additional debt used to finance acquisitions and investments.

Minority interests

        The minority interest in OEH and Silja for the nine months ended September 30 2002 amounted to $8,625,000 and $2,333,000, respectively.

Taxes on income

        The income tax charges for the nine months ended September 30, 2003 mainly related to the seasonal results of ferry and rail operations and for the nine months ended September 30, 2002 mainly to the seasonal results of ferry, rail and leisure operations in jurisdictions which impose income tax.

Net earnings

        The net earnings on common shares for the nine months ended September 30, 2003 of $99,738,000 compares with net earnings of $27,899,000 in 2002, an increase in earnings of $71,839,000. Earnings before net finance costs showed an increase of $41,623,000, of which $60,000,000 related to the gain on sale of ferry assets and non-recurring charges (see Note 2) which was offset by $32,017,000 relating to leisure operations (reflecting the effect of SCL's reduced share of OEH results following the deconsolidation of OEH in the fourth quarter of 2002). The remaining increase of $13,640,000 included increased earnings from rail operations of $18,961,000 (including the effect of increased passenger carryings and reduced net access charges partly offset by $3,000,000 of reduced compensation for disruption to GNER's rail services) and from container-related activities of $11,500,000 partly offset by reduced earnings of $14,928,000 from ferry operations (which mainly arose from the consolidation of seasonal first quarter losses on Silja operations in 2003 following the acquisition of Silja in May 2002 and the absence of Steam Packet earnings following the sale in July 2003), and $1,893,000 from other operations including corporate costs (of which $6,523,000 related to OEH share sale gains in 2002 offset by a gain of $5,000,000 on the sale of land at the port of Newhaven in 2003). Net finance costs decreased in 2003 by $20,710,000 as explained above. Additionally, there was no minority interest charge in 2003 compared with a charge of $10,958,000 in 2002 relating to OEH and Silja, and the tax charge increased by $1,452,000.

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

        The market risk relating to interest rates arises mainly from the financing activities of SCL. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. As reported in Note 19(a) to the financial statements in Amendment No. 1 of the 2002 Form 10-K annual report of SCL, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt. These agreements expire over a period of one to seven years. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of SCL would have increased by approximately $4,300,000 based on borrowings at September 30, 2003. The interest rates on substantially all of SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and fuel prices and their effects have not changed materially during the nine months ended September 30, 2003 from those described in Amendment No. 1 of SCL's 2002 Form 10-K annual report.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2003, cash balances totalled $130,813,000. Undrawn working capital lines of credit amounted to approximately $32,200,000, of which $20,500,000 was undrawn under secured revolving credit facilities.

        Capital expenditures planned for the remainder of 2003 relate primarily to additions to ferry assets, which SCL management believes will be adequately financed primarily from debt and lease financings, operating cash flows and other sources. Capital expenditures are expected to be at a lower level compared to 2002 following the deconsolidation of OEH in the fourth quarter of 2002.

        Several credit agreements of SCL have restrictive covenants, certain of which were amended. At September 30, 2003, SCL was in compliance with its covenants.

        SCL is proceeding with its planned restructuring of certain debt coming due in 2004 as outlined under the heading "Proposed Restructuring of Debt" in Item 7—Management's Discussion and Analysis in Amendment No. 1 of SCL's 2002 Form 10-K annual report. As reported in Notes 2 and 7 to the financial statements, SCL has completed its exchange offers of 13% and 12 1/2% senior notes for public debt maturing in 2003 and 2004, repaid the balance of its publicly-held 9 1/2% and 10 1/2% senior notes that matured on July 1, 2003 with the proceeds of a one-year $158,000,000 secured bridge loan from a bank syndicate, and sold its Steam Packet ferry business using the cash proceeds to repay part of the bridge loan as well as Steam Packet debt. In November 2003, SCL completed the planned refinancing of Silja ships (see Note 15) adding about $28,000,000 to SCL's liquidity.    The next steps of this plan include extension of the maturity of SCL's revolving container credit facility coming due in October 2004 and sales of SCL's remaining port interests in the U.K. at Folkestone and, when market conditions improve, OEH common shares that SCL owns. Management believes that the available cash from operations and readily saleable assets will be sufficient to service SCL's 2003 obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

        As of September 30, 2003, SCL's significant accounting policies and estimates, which are described in Notes 1, 7 and 20 to the financial statements in Amendment No. 1 of SCL's 2002 Form 10-K annual report, have not changed from December 31, 2002, except for the adoption of the following pronouncements referred to in that report. On January 1, 2003, SCL adopted the recognition provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of the provisions of FIN No. 45 and SFAS No. 146 did not have a material effect on SCL's consolidated financial statements.

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that the assets, liabilities, and results of activities of a variable interest entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. FIN No. 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the effective date for applying the provisions of FIN No. 46 was deferred until the end of the first interim or annual period ending December 31, 2003 for VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the provisions of FIN No. 46 will have a material effect on SCL's consolidated financial statements.

        In addition, on April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement No. 133 on Derivatives Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SCL will adopt SFAS No. 149 for all derivative instruments entered into after September 30, 2003. Management does not expect adoption will have a material effect on SCL's financial condition or results of operations.

        Finally, in May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company has determined that its redeemable convertible cumulative preferred shares of $15,000,000 should be included within shareholders' equity.

CRITICAL ACCOUNTING POLICIES

        For a discussion of these policies, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in Amendment No. 1 of the Company's 2002 Form 10-K annual report.

DISCLOSURE CONTROLS AND PROCEDURES

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 and found no material deficiencies or weaknesses. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        See Note 13 to the financial statements in this report regarding arbitration proceedings involving GNER.

        Other than the foregoing, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits. The index to exhibits appears below, on the page immediately following the signature page of this report.

(b)
Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports:

Date of Report	Item No.	Description
July 9, 2003	5 and 7	News release regarding extension of 12 1/2% Senior Note exchange offer of the Company.
July 15, 2003	5 and 7	News release regarding sale of Isle of Man Steam Packet Co. Ltd.
July 18, 2003	2 and 7	Report of sale of Isle of Man Steam Packet Co. Ltd.
July 23, 2003	5 and 7	News release regarding expiration of 12 1/2% Senior Note exchange offer of the Company.
August 14, 2003	7 and 12	Second quarter 2003 earnings news release of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA CONTAINERS LTD.
By:	/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

Dated: November 14, 2003

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

10.1
Term Loan and Revolving Credit Facility Agreement dated November 5, 2003 among Silja Oyj Abp, certain Silja subsidiaries and a syndicate of lending banks.

10.2
Loan Facility Agreement dated November 5, 2003 among Sea Containers Ltd., Silja Oyj Abp, certain Silja subsidiaries and a syndicate of lending banks.

Rule 13a-14(a)/15d-14(a) Certifications.

32
Section 1350 Certification.

QuickLinks

PART I—FINANCIAL INFORMATION
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX