Form 10-K
period 2003-12-31
SEA CONTAINERS LTD /NY/
filed 2004-03-15
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1-7560

SEA CONTAINERS LTD.
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	98-0038412 (I.R.S. Employer Identification No.)

22 VICTORIA STREET, P.O. BOX HM 1179
HAMILTON HM EX, BERMUDA
(Address of principal executive offices)

Registrant's telephone number, including area code: (441) 295-2244

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
10 3/4% Senior Notes Due 2006	New York Stock Exchange
13% Senior Notes Due 2006	New York Stock Exchange
7 7/8% Senior Notes Due 2008	New York Stock Exchange
12 1/2% Senior Notes Due 2009	New York Stock Exchange
12 1/2% Senior Subordinated Debentures Due 2004, Series A and B	New York Stock Exchange
Class A and Class B Common Shares, $0.01 par value each	New York Stock Exchange Pacific Exchange
Preferred Share Purchase Rights	New York Stock Exchange Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See third paragraph under Item 1—Business on page 3.)

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the Class A and B common shares held by nonaffiliates of the registrant computed according to the closing prices on June 30, 2003 (the last business day of the registrant's second fiscal quarter in 2003) was approximately $250,000,000.

        As of March 5, 2004, 21,510,029 Class A common shares and 14,413,295 Class B common shares of the registrant were outstanding (including 12,900,000 Class B shares owned by a subsidiary of the registrant (see Note 16(e) to the Financial Statements (Item 8))).

DOCUMENTS INCORPORATED BY REFERENCE: None.

        Preliminary Note:    Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Sea Containers Ltd. and its subsidiaries are based on management's current expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in Item 1—Business, Item 3—Legal Proceedings, Item 7—Management's Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management below. Sea Containers Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business

        Sea Containers Ltd. (the "Company" and, together with its subsidiaries, "SCL") is incorporated in the Islands of Bermuda and is a "foreign private issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the "1934 Act") and in Rule 405 under the Securities Act of 1933. As a result, it is eligible to file this annual report on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, and does so as those forms apply to foreign private issuers.

        These reports and amendments to them are available free of charge on the internet website of the Company as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission ("SEC"). The internet website address is http://www.seacontainers.com.

        Pursuant to Rule 3a12-3 regarding foreign private issuers, the proxy solicitations of the Company are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in its equity securities by its officers, directors and significant shareholders are exempt from Section 16 of the 1934 Act.

Introduction

        SCL is engaged in four main businesses. The first is ferry operations mainly involving passenger and vehicle ferry services in the northern Baltic Sea, English Channel and Irish Sea. The second is passenger rail services in Britain between London and Scotland. The third is the leasing of cargo containers, principally through SCL's unconsolidated 50%/50% GE SeaCo SRL joint venture ("GE SeaCo") with General Electric Capital Corporation, to a diversified customer base of liner ship operators and others throughout the world, and the manufacture and repair of container equipment. The fourth business is ownership and/or part ownership and management of hotels, restaurants, tourist trains and river cruiseship located throughout the world through Orient-Express Hotels Ltd., an unconsolidated company in which SCL owns a 42% equity interest ("OEH"). In addition, SCL engages in property development, perishable commodity production and trading, and publishing.

        Revenue, operating earnings and identifiable assets of SCL in 2001, 2002 and 2003 for its business segments and (to the extent possible) for its geographic areas are presented in Note 21 to the Financial Statements (Item 8 below).

        SCL employed a total of approximately 9,200 persons in its various activities at December 31, 2003, plus another 5,500 persons by GE SeaCo, OEH and their respective subsidiaries.

FERRY OPERATIONS

        SCL provides passenger and freight ferry services in the northern Baltic Sea between Finland, Sweden, Estonia, Germany and Russia, in the English Channel between England and France, and in the northern Irish Sea between Scotland and Northern Ireland. It also owns a commuter ferry service operating in New York harbor, and a 50% interest in a seasonal ferry service in the Adriatic Sea. SCL's ferry operations are shown on the map on the following page.

        In Europe and Scandinavia, these primarily involve the deployment of roll-on, roll-off ("ro-ro") vessels carrying passengers and accompanied vehicles (cars, buses and trucks) and the provision of catering, retail and other services both on board and in the terminals. SCL transports cars, small buses and light trucks on all of its routes and heavier freight traffic including rail cars in the northern Baltic Sea. Linkspans at the ports connect to the ships and allow drive-through loading and unloading. Passengers travel with their vehicles or on foot, some connecting by rail or bus service. The New York ferries transport only passengers. SCL currently operates on a total of 16 regularly scheduled routes using 25 active vessels. In 2003, SCL transported approximately 8.2 million passengers and 1.0 million vehicles on these routes.

  Fast Ferries

        Many of SCL's ferries travel at high speed, faster than conventional ferries. SCL owns four 74-meter catamarans called "SeaCats" built in 1990 and 1991 and two larger 81-meter SeaCats built in 1996. These six vessels are similar to conventional catamarans except that the hulls are designed to pierce the waves, rather than ride over them, and have normal operating speeds of about 35 knots. Each of the four smaller ones carries up to 600 passengers and 70 cars, while the two larger ones carry 650 passengers and 140 cars. They feature spacious passenger areas, shopping on board, an aft passenger deck and lounge with buffet serving light meals, and an observation deck behind the bridge. The SeaCats have relatively low capital cost, operate with fuel efficient waterjets and require smaller crews compared to conventional ferries of similar capacity.

        SCL also owns four 100-meter monohull fast ferries built in 1997 and 1999. Each transports 700 passengers and 160 cars at an operating speed of 38 knots propelled by steering waterjets. Because of their larger size and capacity, these ships are called "SuperSeaCats" and have more extensive passenger seating on two decks, a business class lounge, separate shops and larger food service and bar areas than the SeaCats.

  Northern Baltic Sea Services

        In 1999, SCL acquired 50% of the shares in Silja Oyj Abp ("Silja") which was a Finnish public company listed on the Helsinki Exchanges. During 2002, SCL acquired the other 50% of this company making it a wholly-owned subsidiary. See Note 4(a) to the Financial Statements. Silja operates five large cruise ferries, three combined ro-ro freight and passenger ("ro-pax") ferries, two SuperSeaCats and a cruiseship, all in the northern Baltic Sea, and charters out a second cruiseship.

        Four of Silja's cruise ferries are deployed on routes between both Helsinki and Turku, Finland and Stockholm, Sweden making one round trip every 24 or 36 hours. One of the Turku ships calls at Kapellskar, Sweden in the fall, winter and spring instead of Stockholm. The fifth cruise ferry operated in 2003 between Helsinki and Tallin, Estonia and onward to Rostock, Germany in the summer and, after refurbishment, will operate in 2004 on two round trips per week between Rostock, Tallinn and St. Petersburg, Russia.

        Trading as "Silja Line", these five ships are all spacious high quality multipurpose vessels built or substantially upgraded in the 1990s to cruiseship standards with passenger capacity of 1,700 to 3,100 persons and car and ro-ro freight capacity of 700 to 900 lane-meters. Passenger amenities include many on board restaurants and bars ranging from self-service cafeterias and pubs to gourmet restaurants, wine bars and night clubs, numerous shops ranging from specialized boutiques to duty-free supermarkets, a total of 4,200 cabins ranging from comfortable single bedrooms to luxury suites, and extensive business meeting and conference facilities. Duty-free shopping is available on the routes these five ships sail, an important component of Silja revenue.

        In addition, Silja deploys three ro-pax ships with limited accommodation for 200 to 400 passengers between Turku and Stockholm and between Helsinki and Tallinn trading as "SeaWind Line". Two of these ships were built in the 1970s and the third in 1986. They carry between 850 and 1,700 lane-meters of freight including rail cars.

        Silja operates two of SCL's SuperSeaCats in the spring, summer and fall on the Helsinki-Tallinn route when ice conditions permit, each making between three or four daily round trips in 90 minutes each way.

        Silja also owns two modern medium-sized cruiseships built in the 1990s with passenger capacity of 600 and 1,400. The smaller one is on long-term charter to a third party expiring late 2004. Silja operates the larger ship on Baltic Sea cruises out of Helsinki to Tallinn, St. Petersburg, Visby, Sweden, and Riga, Latvia.

        All 12 of the Silja ships are owned by Silja or SCL, in one of which a third party owns a minority interest. Silja owns its terminal at Turku and either leases the terminals or has operating agreements at the other ports it serves.

  English Channel Services

        Through its Hoverspeed Ltd. subsidiary ("Hoverspeed"), SCL operates up to three SeaCats on the shortest route to France across the English Channel between Dover and Calais during the spring, summer and fall. Frequency ranges up to 15 round trips daily in the high season. Crossings take as little as 50 minutes compared to approximately 75 minutes for the conventional ferry competition. Hoverspeed also provides a seasonal service with one SuperSeaCat between Newhaven in England and Dieppe, France, with up to three daily round trips and a crossing time of two hours. Until the end of 2003, Hoverspeed operated year round on the Dover-Calais route but changed to a seasonal service to save costs in the winter low season. Early in 2003, Hoverspeed discontinued a former service between Dover and Ostend, Belgium. These measures were part of the restructuring of SCL's fast ferry activities in 2003. See Note 3(b) to the Financial Statements.

        Hoverspeed has exclusive use of its terminals and berths (except at Newhaven) which it occupies under lease or operating agreement with the local port authority. Most of these offer passengers extensive shopping, cafes and bars and other travel amenities.

        In 2002, a U.K. judicial review determined that British Customs & Excise ("Customs") had acted unlawfully in detaining many Hoverspeed passengers and their goods and cars in Dover as they returned with duty-paid merchandise bought in other European Union countries and intended for personal use by the passengers in Britain. In summary, the courts determined that passengers could be permissibly detained under legislation governing the free movement of persons and duty-paid goods within the EU only if Customs officials had reasonable grounds to believe the goods were being imported for a commercial purpose, thus subjecting them to British tax, and not for personal use. Hoverspeed initiated this review because it believed the Customs action following the end of the duty-free shopping in the EU in 1999 was discouraging passengers from travelling on Hoverspeed and damaging its business. On the basis of the judicial review, Hoverspeed is planning to bring a substantial compensation claim against Customs, although no court proceeding has yet been initiated and there is no assurance that Hoverspeed will recover substantial damages.

  Northern Irish Sea Services

        SCL operates a seasonal service with one of the larger SeaCats between Troon, Scotland (near Glasgow) and Belfast, Northern Ireland with up to three daily round trips. The Belfast-Troon crossing time is about two and a half hours. The berths and terminal facilities are leased from the local port authorities and are used exclusively by the service. As with the Dover-Calais service of Hoverspeed, SCL operated on Troon-Belfast year round until the end of 2003 when it switched to a seasonal service in order to save costs. See Note 3(b) to the Financial Statements.

        In July 2003, SCL sold to a third party its principal ferry operation in the Irish Sea, its Isle of Man Steam Packet Co. Ltd. subsidiary serving Douglas on the Isle of Man from four locations in Britain and Ireland as well as operating a seasonal service directly between Liverpool and Dublin. The sale included one of SCL's SeaCats and the purchaser has chartered on a long-term basis one of SCL's SuperSeaCats. See Note 3(a) to the Financial Statements. A pro forma statement of consolidated operations of SCL for the year ended December 31, 2003 reflecting this sale and the application of the sale proceeds as if the transaction had occurred on January 1, 2002 is filed as Exhibit 99(c) to this report.

  Other Ferry and Related Activities

        SCL's New York harbor commuter ferry service, called "SeaStreak", originates from two locations near Sandy Hook, New Jersey and from a third location in South Amboy, New Jersey to public piers in Manhattan. Six high speed passenger-only catamarans, four built in 2001–2004 each transporting 400 passengers and two built in 1989 each transporting 300 passengers, make the crossings in 45 minutes. A 150-passenger monohull craft built in 1980 and formerly operated on a discontinued route is now used for charters. SeaStreak timecharters in its seven vessels from unaffiliated parties under long-term agreements. It owns one of its New Jersey berths and leases the others, each having extensive car parking space for commuters. Between rush hours and on weekends, SeaStreak operates special excursions and private charters with the vessels.

        In a 50%/50% joint venture with a third party, SCL operates a daily round trip service in the summer between Ancona, Italy and Split, Croatia across the Adriatic Sea with a crossing time of about four hours each way. The joint venture owns a high speed catamaran ferry for the service, built in 1996 and carrying 675 passengers and 150 cars, or 60 cars and ten buses. In 2004, the joint venture plans to operate a new service between Pescara, Italy and Split with a SeaCat chartered from SCL.

        Related to its ferry activities, SCL owns a small firm of naval architects and marine engineers called Hart, Fenton & Co. Ltd. who work on a contract basis for SCL and other shipowners. Another subsidiary called Sea Containers Chartering Ltd. acts as chartering and sales agents for shipowners including any surplus vessels of SCL not currently employed in its ferry services.

  Sales and Marketing

        Ferry fares vary depending on the route, type of traffic, degree of competition and seasonality of demand. For fast ferry services, SCL generally seeks to charge at least a small premium over competing conventional ferry operators. The cheapest fares usually apply during seasonally low operating periods to encourage demand. Special promotional fares are available throughout the year on certain sailings even during peak travel periods. Fares are not government regulated. Computerized yield management systems seek to maximize revenue on each sailing based on existing bookings, planned capacity and forecast demand.

        Tickets for passengers and cars are sold through the services' websites (for example, www.silja.com and www.hoverspeed.com) and local sales offices, by telephone and mail order, at the ports and certain railway stations, and through commercial travel agents. Marketing staffs work closely with sales agents, bus and rail operators, hotel groups, tour operators and government tourist authorities to promote the ferry services. Brochures distributed widely in the local travel industry describe the services, schedules, fares and inclusive holiday packages. Hoverspeed and Silja also offer frequent traveller programs to encourage repeat customer loyalty.

        Promotional activities consist principally of local television, radio and print advertising. Each of the ferry services (other than SeaStreak) targets motorist traffic, and foot passengers connecting by train or bus service. Compared to conventional ferry operators, SCL projects the benefits of its fast ferries offering high speed, frequent departures, fast connection times, exclusive terminal facilities, and superior customer care at booking, check-in and on board. On routes where SCL's fast ferries compete directly with conventional ferries, market share has been established in part by creating new demand in the form of day trips and business travel by sea. Silja emphasizes the mini-cruise atmosphere of its sailings during which passengers enjoy shopping, dining, entertainment and hotel services, including passengers on board attending one or two day business conferences at sea.

        Silja's freight services are marketed through its own sales personnel who regularly call on major customers. These are principally trucking companies and freight forwarders which transport goods door-to-door. Most sales are on a volume discount basis. Silja also transports rail cars through a joint venture, in which it has a one-third interest, with the state-owned railways in Finland and Sweden.

  Competition

        The ferry industry is highly competitive. Silja competes with eight ferry companies in the northern Baltic Sea. Hoverspeed competes with six conventional ferry companies between southern Britain and the European Continent, three of which cross the Dover Strait, and also with Eurotunnel under the English Channel. There are five competing ferry operators between Britain and Ireland, including three running fast ferries. SeaStreak competes with another commuter ferry service from eastern New Jersey to Manhattan as well as road and rail commuter services. Silja's modern cruise ferries and the high quality and variety of its on board services, and SCL's high speed car ferries, short crossing times and superior customer service, are important factors in this competitive environment. Airlines compete for passenger traffic on many routes.

        The principal effect of all this competition is to limit pricing power on the various routes. An increase in competition on any of the routes could adversely affect pricing or passenger traffic volume, thereby reducing revenues. Also, some competitors have lower labor costs giving them an operating cost advantage. For example, the wage scales of on board personnel of Silja's Swedish and Finnish flagged ferries are generally higher than its Estonian flagged competitors, although in 2002 Sweden and Finland reduced payroll taxes for on board personnel thus reducing this wage scale differential and Silja's payroll costs.

  Certain Trading Factors

        SCL and Silja collectively own 20 active ships which are financed under mortgage loans or lease financings. See Note 10 to the Financial Statements. SCL owns a 50% interest in the Adriatic ferry, and the seven SeaStreak ferries are timechartered in. The ships are maintained in good condition in compliance with regulatory requirements, are operated in compliance with applicable safety/environmental laws and regulations, and are insured against usual risks for such amounts as management deems adequate. Their operating certificates and licenses are renewed periodically during each vessel's required annual survey. Maintenance costs of the older fast ferries have risen in recent years to correct instances of metal corrosion and cracking, and these costs are expected to remain high as the fast ferry fleet ages.

        The operation of ships at sea is inherently risky, and the consequences of accidents may exceed the insurance coverage in place or result in a fall in passenger volume because of a possible adverse impact on the public's perception of ferry safety. Also, government regulation of ships particularly in the areas of safety and environmental impact may change in the future and require significant capital expenditure to keep the ships in SCL's and Silja's fleets in compliance.

        Retail sales to passengers of wine, spirits, perfume, tobacco and other products are an important component of ferry revenue on many of the routes. Duty-free shopping by passengers travelling between European Union countries ended in 1999, and the profitability of affected routes fell because margins are less on duty-paid merchandise. Also, passenger and car volumes declined particularly on SCL's cross-Channel routes below 1999 levels because of the absence of duty-free shopping and because fares were increased to try to maintain profitability. Silja has been less affected by the abolition of duty-free sales because all of its sailings to and from Sweden call at the nearby Åland Islands of Finland where the duty-free exemption continues due to the islands' fiscal status outside the European Union. Also the Rostock-Tallinn-St. Petersburg route remains duty-free, as well as the Helsinki-Tallinn route until May 2004 when Estonia joins the European Union.

        In 2001, parts of mainland Britain suffered a foot and mouth disease outbreak. Areas were quarantined and affected livestock was killed. As a result, tourism in Britain suffered because of negative publicity and cancellations of annual sporting and other public events during the spring and summer. SCL's ferry services to and from the Continent and Ireland were adversely affected because tourist passenger and car volumes declined. The epidemic ended in the latter part of 2001. Generally speaking, SCL's ferry traffic fluctuates with levels of tourism to Britain and may decline if events affecting tourism like the foot and mouth epidemic happen again. Traffic may be similarly affected by threats of terrorism or war, discouraging travel by tourists and their cars.

        A particular characteristic of the ferry market in North Europe and Scandinavia is the seasonality of demand, principally because volumes are linked to tourism. Approximately half of the passengers using ferry services to and from Britain, for example, travel during the June-September period. The freight market tends not to be seasonal. The historical and expected pattern of operating results from the collective ferry activities of SCL is a loss in the first quarter each year and either a loss or breakeven result in the fourth quarter.

        Fuel is a significant expense of ferry operations, so that rising fuel prices may adversely affect profitability. Fuel may be purchased forward at predetermined prices and fuel surcharges on passenger and vehicle fares may be introduced in an effort to mitigate these increased costs, but these measures may not prevent a fall in profits.

        Fuel price protests, as occurred in 2000 at French and British ports served by the ferries, may disrupt traffic flow for short periods and result in cancellations. Road and port blockades in the future, arising from fuel protests or other reasons, such as third party strike activity, may have similar effects resulting in loss of carryings.

        Other important factors affecting the performance of SCL's and Silja's ferry operations are competitive pressure on ticket prices, travel convenience of departure timings, adverse weather conditions disrupting service schedules and increasing fuel consumption, regional economic and political conditions, foreign exchange rate fluctuations in countries served by the ferries, fluctuating prices in the ship sale and purchase market, lower labor costs of certain competitors, industrial relations mainly with Silja's unionized personnel, and civil unrest at the ports and regions served by the ferries. The interaction of many of these factors differs on each route and the profitability of individual routes may change from year to year. Also, the opening of new routes by SCL can be unprofitable in early years because of the need to build up traffic over time while incurring added marketing, administration and other start-up costs.

        Silja employs about 3,500 staff on board ship and on shore, most of whom are unionized. The shipping industry in Finland and Sweden is susceptible to industrial action due to the strong influence of maritime trade unions, resulting both from direct disputes and from sympathetic industrial action which legislation in those countries permits. While management believes Silja has satisfactory relations with its work force, Silja may be adversely affected by future industrial action against efforts to reduce labor costs, restrain wage increases or modify work practices.

        Retail prices of alcoholic beverages in the state monopoly shops in Finland and Sweden, including excise taxes, are very high compared to retail prices in other European Union countries. The import of lower cost duty-paid alcoholic beverages bought by private individuals in other EU countries consequent upon harmonization of national import quantity restrictions will gradually result in a reduction of prices in Finland and Sweden. Lower retail prices in the shops on land will require duty-free shops on board ferries to lower their prices to maintain their competitive advantage and, therefore, will likely lead to lower profit margins. This could adversely affect Silja's financial results because a large part of Silja's revenue is generated by sales made in shops on board, about half of which is attributable to liquor, wine and beer.

RAIL OPERATIONS

        Under a franchise agreement awarded by the predecessor of the Strategic Rail Authority ("SRA") of the British government in 1996, SCL operates high speed passenger trains between London and Scotland along the east coast main line of Britain. Called Great North Eastern Railway ("GNER"), this is one of 25 train operators established out of the former British Rail passenger operations privatized by the government. By improving service, increasing ridership and imposing cost controls, GNER has enhanced profitability and funded capital expenditure largely from cash flow. At the same time, GNER's subsidy payments from the SRA declined annually and ended in 2002. GNER now has a profit share arrangement with the SRA. GNER's current franchise from the SRA expires in April 2005, and GNER plans to bid again to renew the franchise. See "Franchise Extension and Other Franchises" below.

        GNER's customers are mainly long-distance leisure and business passengers, with a limited but growing number of commuters, travelling between London (Kings Cross station), parts of the East Midlands and East Anglia, Yorkshire, northeast England and Scotland. Covering about 980 route miles and calling at 52 stations, in 2003 GNER achieved 15.1 million passenger journeys, a substantial increase over annual ridership prior to GNER's acquisition of the franchise in 1996. The map on the following page indicates the principal destinations. Some of the core routes are as follows, including typical departures and journey times in summer 2003:

Route	Distance (miles)	No. of One-Way Weekday Departures	Journey Time (hours)
London—Leeds	186	27	2-2 1/2
London—Newcastle	268	30	23/4-3
London—Edinburgh	393	17	4-4 1/2
London—Glasgow	450	6	5 1/2

        Connections with other passenger trains are available at most stations. Timetables vary between weekdays, weekends and holidays to meet different patterns of demand and to allow track engineering works. Frequency in 2003 was up to 122 weekday services, 86 Saturday services and 81 Sunday services, of which 95% originated or terminated at Kings Cross in London.

GREAT NORTH EASTERN RAILWAY

Inverness
Aviemore
Aberdeen
Pitlochry
Dundee
Perth
Kirkcaldy
Stirling
Inverkeithing
GLASGOW CENTRAL
EDINBURGH
Dunbar
Motherwell
Berwick
Alnmouth
Morpeth
NEWCASTLE
Durham
Darlington
Northallerton
Harrogate
Skipton
YORK
Bradford
LEEDS
Selby
Hull
Wakefield
DONCASTER
Retford
Newark
Grantham
PETERBOROUGH
Stevenage
KING'S CROSS

  Rolling Stock

        GNER currently operates a fleet of 42 trainsets totalling 488 cars and locomotives that travel at speeds up to 125 mph. Thirty-two are electric, drawing power from overhead lines, comprising 29 built between 1987 and 1990 and three originally built for Eurostar between 1993 and 1995 but surplus to its cross-Channel service. These provide about 83% of GNER's timetabled services. A typical electric train is two first class and six standard class coaches and a kitchen/catering car, having total capacity of 530 to 550 passengers. The Eurostar trainsets are five coaches longer with 560 passenger capacity. On board catering is by over-the-counter buffet, supplemented by at-seat trolley service, with full restaurant service on selected trains. The 29 older trainsets are being completely refurbished in 2003–2005.

        The rest of GNER's fleet consists of ten diesel trainsets, substantially all of which were built between 1975 and 1980. These operate approximately 17% of GNER's timetabled services, principally to Aberdeen, Inverness, Harrogate, Skipton and Hull because the routes are not electrified. A typical diesel train carries up to 540 passengers in two first class and seven standard class coaches and a kitchen/catering car. All of these trainsets were also completely refurbished and lengthened by one coach in 2003.

        GNER leases nearly all its rolling stock from two leasing companies for the term of its franchise. The three Eurostar trains are leased from that company. Rental charges include heavy maintenance provided by the lessor and are largely fixed. GNER operates and maintains its rolling stock in compliance with government-supervised safety standards and the lease requirements. Maintenance work is performed at three depots leased by GNER in London, Edinburgh and Aberdeen where GNER also performs maintenance for other train operators. In addition, GNER contracts for regular maintenance at five other depots. Consistent with these safety and maintenance requirements, GNER carries insurance in amounts which management believes are adequate.

  Track and Station Access

        The railway infrastructure in Britain, such as track, signalling, stations and depots, is owned and maintained by subsidiaries of Network Rail Ltd. (collectively, "Network Rail"). This is a private company controlled through credit support by the British government. GNER has contracted with Network Rail for track access based on the level of services GNER provides. Other train operators run on parts of GNER's routes, requiring Network Rail's coordination of timetables and train paths. Track access charges are fixed in large part but include variable components for actual track utilization and electric power consumption.

        To encourage train punctuality and reliability, the track access agreement includes a system of variable payments between GNER and Network Rail under which each party must compensate the other if prescribed performance standards are exceeded or are not achieved. Payments by or to GNER vary under this performance regime and may be significant in amount if unforeseen events occur affecting either party. In 2003, the net payments to GNER were substantial because of poor performance by Network Rail and a contractual increase in the rates of compensation from April 2001 (which expires in April 2004). See also "Hatfield and Selby Accidents" below. The SRA may also impose fines on GNER under its franchise agreement if GNER has high numbers of train cancellations or late trains, but fines incurred to date have been immaterial.

        Of the 52 stations along its routes, GNER shares access with other train operators to four central stations owned and managed by Network Rail (London Kings Cross, Leeds, Edinburgh and Glasgow). GNER leases 12 other main stations from Network Rail, including Newcastle and York, and provides access and common station services to other train operators calling at these stations, such as ticket sales, train information, car parking, and station cleaning and maintenance. The remaining 36 stations where GNER stops are leased from Network Rail by other train operators which provide GNER with similar services at these stations.

  Sales and Marketing

        Passengers may purchase tickets on GNER at all major train stations in Britain, including self-service machines at GNER stations, and through GNER's www.gner.co.uk internet website and its telephone sales, enquiry and business travel center in Newcastle. Most remaining sales are made by other train operators and independent agents and travel services in Britain and abroad.

        Network Rail publishes the national system timetables, and a trade association of train operators in Britain publishes basic fares and provides telephone information about all operators' services. GNER is the lead ticket seller at London Kings Cross, Edinburgh, Stevenage and the 12 stations it leases, obligating GNER to sell tickets on a commission basis for other operators as well as itself. Similarly at GNER's other 37 stations, the lead ticket seller must sell tickets on behalf of GNER.

        Since the beginning of the franchise in 1996, GNER has implemented a marketing program based on its own brand identity, distinct from the old government-owned British Rail. Print and other media advertising and promotions project the high speed and comfort of GNER's trains. To attract ridership, GNER has upgraded the interior comfort and technical reliability of its rolling stock (part of which has been funded by the leasing companies) and upgraded station services and car parking (part of which has been funded by Network Rail). High standards of on board service, catering, appearance and cleanliness are maintained. For example, GNER is introducing internet access on board its trains enabling business passengers to use their travel time more productively than travel by car or airline. Flexible fare structures attract business and leisure passengers through price incentives in peak and off-peak times, and GNER offers a customer loyalty program for frequent travellers. As evidenced by many awards from British travel and rail industry publications and organizations in recent years, GNER is regarded as one of the best passenger train operators in Britain.

  Competition

        Eight other passenger train operators run on parts of GNER's routes. In general, an operator may negotiate with Network Rail for new services and additional train paths and times, but all awards are regulated by the SRA to ensure passenger benefits are achieved (such as better frequencies, lower fares or new journey opportunities) and to avoid competition which might interfere with each operator's ability to satisfy the minimum service requirements under its franchise. GNER has experienced limited new rail competition since its franchise began. Aggressive bidding by GNER's competitors in the future may divert business away from GNER and limit its own expansion plans.

        GNER also competes with cars, buses and airlines in Britain as well as other train operators with parallel or intersecting routes. Budget airlines in recent years have made inroads into GNER's segment of the long-distance markets between Scotland and London and, to a lesser extent, between Newcastle and London. The choice of transport mode is governed by many factors including price, frequency of departures, travel time, reliability, convenience and comfort. The relative importance of these depends on the leisure or business purpose of the journey. GNER believes its fast, frequent and high quality services directly into city centers are an important competitive advantage.

  Franchise Extension and Other Franchises

        As part of the award in 2002 of a two-year extension of its franchise to April 2005, GNER undertook a number of improvements. These include refurbishing the rolling stock in 2003-2005 noted above, adding services (principally to Leeds), acquiring rescue locomotives to replace unreliable units, and building various station improvements such as ticket offices, passenger lounges, parking facilities and customer information systems. All of these are intended to satisfy GNER's and the SRA's goals to improve service quality and reliability and lessen passenger crowding. The total cost to implement these steps by 2005 is expected to be more than $100,000,000, but most of this will be funded by GNER's rolling stock lessors and Network Rail with appropriate charges passed on to GNER that will take into account the long-term nature of the improvements. GNER's share of this capital expenditure will be partially written off during the remaining franchise term. Any residual assets of GNER at the end of the franchise will be transferred to the successor franchisee, if not GNER, at a value which may give rise to a gain or loss at that time.

        In January 2004, the SRA announced it would invite bids from all interested persons to operate GNER's franchise for a new term of seven to ten years after it expires in April 2005, and GNER plans to bid to renew its franchise. There can be no assurance, however, that the franchise will be granted to GNER or offered on acceptable terms or that the terms of a new franchise will be as profitable for GNER as the existing one. Also, the willingness of the SRA to continue GNER as the franchisee may be affected by the pending dispute between the SRA and GNER described in Item 3—Legal Proceedings below.

        In addition, to capitalize on its experience and excellent reputation in operating the GNER franchise, GNER plans to bid on other passenger rail franchises in Britain. In December 2003, the SRA shortlisted GNER and three other train companies to bid for the Integrated Kent franchise operating mainly commuter rail services in the southeast of England with potential to develop a high speed domestic service on the new track being built across Kent for Eurostar trains travelling to the European Continent. Bids are currently due by late 2004 for a franchise beginning in early 2005. Similarly, GNER and the current operator of the Chiltern franchise in Britain announced in November 2003 that they intend to apply through a joint venture company for shortlisting by the SRA to bid on the Greater Western franchise providing commuter and intercity services to London from the west of England and south Wales, tentatively for award in 2006.

  Hatfield and Selby Accidents

        On October 17, 2000, a GNER train travelling at high speed derailed because of broken track near the town of Hatfield north of London. Four passengers were killed and 70 more were injured. The track had been insufficiently maintained by Network Rail's predecessor with no speed restriction in place. GNER was exonerated from any responsibility for the accident.

        Following this derailment hundreds of speed restrictions on the British rail network were implemented for many months while track inspections and emergency maintenance were carried out. Train services were severely disrupted from resulting delays and cancellations. GNER services have since been reinstated to pre-Hatfield levels, however.

        On February 28, 2001, another accident involving GNER occurred near the town of Selby south of York when a passenger vehicle ran off a highway and stopped in the path of an oncoming GNER train travelling at high speed. The collision with the vehicle and the resulting derailment thrust the GNER train into a laden coal train travelling in the opposite direction on the adjacent track. In the collision between the two trains, ten persons were killed including three GNER staff and 70 more were injured. As in the Hatfield derailment, GNER has been absolved from any fault for the Selby accident.

        Following the Hatfield and Selby accidents and the resulting disruption, GNER experienced a drop in passenger carryings and suffered lost earnings which it has substantially recovered from Network Rail under the performance regime and other provisions of the track access agreement and through insurance claims. See Item 3—Legal Proceedings below regarding compensation by Network Rail. The longer-term effect of the accidents up until 2003 had been a fall in ridership or a slowdown in ridership growth among long-distance train operators generally, including GNER. As the travelling public has regained confidence in the rail mode of transport, GNER's ridership has returned to pre-Hatfield levels.

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

        GNER is contractually obligated under its franchise agreement to limit ticket price increases on ticket types currently representing about 20% of GNER's fare revenue. Other fares are not regulated but are subject to the competitive pricing of alternative rail, airline and other transport services. In addition, GNER must pay passenger rebates of varying percentages of its fares if it fails to meet prescribed punctuality and reliability standards.

        Of GNER's variable costs, the largest component is labor. GNER's workforce numbers approximately 3,200 employees, about two-thirds of whom are unionized. Since 1992 there has been no dispute resulting in labor stoppage solely related to GNER, although nationwide strikes against British Rail disrupted services for short periods in 1994 and 1995. Consistent with upgrading service standards and continued safe operation, GNER management is working with the unions gradually to increase efficiency by changing work practices, mutual decision making and ongoing training. These measures, however, may result in labor disruption of GNER's services. Also, there is the continuing risk that larger labor disputes broadly involving the British rail industry may adversely affect GNER.

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

        Substantially all of the container fleets of SCL and GE Capital remaining since 1998 are being leased to GE SeaCo on an operating basis, and GE SeaCo in turn leases the units out to customers. Profits from the existing fleets after lease payments to the owners and other GE SeaCo charges are distributed about 68% to GE Capital and about 32% to SCL, reflecting the larger size of GE Capital's original fleet. Once a container reaches a certain age or condition, it drops out of the leased-in fleet and is thereafter managed by GE SeaCo for the owners for a fee or sold at the owner's request. GE SeaCo itself purchases new additions to the combined fleet. Profits from the containers owned by GE SeaCo and management fees are divided 50%/50% in proportion to each participant's interest in GE SeaCo.

GE SeaCo Container Activities

        At December 31, 2003, GE SeaCo had approximately 831,000 TEU of containers in its fleet, comprising 169,000 TEU leased from SCL or managed on its behalf, 400,000 TEU leased from GE Capital or managed on its behalf, and 262,000 TEU owned by GE SeaCo. "TEU" means Twenty-foot Equivalent Unit and is the standard measurement in the container industry; thus, a 40-foot container constitutes two TEU. Generally increasing with growth in world trade in containerizable goods, cargo containers number approximately 17,100,000 TEU worldwide, about 46% of which are owned by leasing companies. In fleet size, GE SeaCo is one of the four largest container lessors in the world, and management believes GE SeaCo offers the widest variety of containers for lease, more than 50 different types.

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

        The basic container type is the standard dry freight cargo container having dimensions of 20ft. or 40ft. in length × 8ft. in width × 8ft. 6in. or 9ft. 6in. in height. Refrigerated containers carrying perishables, tank containers for liquid, powder or gaseous substances, and platforms and flatracks for oversized, awkward or heavy cargoes are examples of containers built for specialized uses. GE SeaCo also leases non-ISO intermodal containers principally to inland transport operators such as railroads and truckers, as well as wheeled chassis for road haulage of containers. GE SeaCo routinely sells older containers no longer suitable for its leasing activities.

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

  Purchasing

        Most of the containers in GE SeaCo's fleet were purchased new from manufacturers. GE SeaCo also acquires existing containers from customers or other lessors from time to time. The cost of equipment is typically financed by banks or other financial institutions. GE SeaCo has arranged its own finance facilities aggregating $573,000,000 at December 31, 2003 to fund its container purchases. See also Note 10 to the Financial Statements. Neither SCL nor GE Capital provides credit support for these facilities.

        During 2003, GE SeaCo took delivery of newly manufactured containers and related equipment at an aggregate cost of approximately $204,000,000. At year end, GE SeaCo had approximately $51,000,000 of outstanding purchase orders for container equipment, substantially all of which was available for delivery in 2004. It is GE SeaCo's practice to order equipment when indicative lease rates and other terms justify purchase and appropriate financing is in place. Most new containers are sourced from third-party factories in China.

  Maintenance and Engineering

        GE SeaCo's leases require customers to maintain equipment properly while on lease, including periodic inspection and safety maintenance in compliance with CSC, and upon return to pay the cost of repairs to GE SeaCo's "SeaWorthy" repair standard. GE SeaCo offers a container damage program (called "SeaCover") under which a lessee pays a supplemental charge in return for GE SeaCo assuming repair responsibility at the end of the lease term. GE SeaCo contracts with approximately 190 third-party depots worldwide for significant container repair and storage services as well as many smaller depots.

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

  Customers and Marketing

        GE SeaCo equipment was on lease to about 650 customers at December 31, 2003, mainly ocean carriers based outside the United States which also own large parts of their container fleets. Substantially all of GE SeaCo's container leasing revenue and operating profit is derived from non-U.S. operations. See Note 21 to the Financial Statements. No customer accounted for more than 10% of SCL's consolidated revenue in 2003, although the top 25 lessees accounted for about 55% of container leasing revenue.

        GE SeaCo markets its equipment for lease or sale through a network of 35 agents covering customers in more than 80 countries. GE SeaCo owns 14 of these agents located in primary areas of container activity worldwide. Agents are compensated through commissions based on rental or sale revenue they generate and are guided by central GE SeaCo marketing staff.

        GE SeaCo maintains computerized records of every unit, whether on lease or off hire. Equipment on lease is checked regularly through rent billing and collection procedures. Agents and repair/storage depots are responsible for the safekeeping and maintenance of equipment when off hire. Customers are able to access GE SeaCo's computerized records directly through its www.geseaco.com website to check container specifications and inventories, schedule containers for drop-off, report lost units, transfer containers to other approved lessees, obtain technical advice and other functions.

  Competition

        The container leasing business is highly competitive. GE SeaCo competes with nine major leasing companies and several other smaller lessors, as well as manufacturers of container equipment, companies offering finance leases (as distinct from operating leases), promoters of container ownership and leasing as a tax shelter investment, container shipping lines (which lease out their excess stocks of containers from time to time) and suppliers of alternative types of equipment for freight transport. Competition among container lessors depends upon several factors, including lease rates, the availability, quality and individual characteristics of equipment, and customer service. See "Certain Trading Factors" below. GE SeaCo considers its ability to offer a wide range of standard and specialized container equipment, its technical expertise in tailoring specialized containers to customers' needs, and its strong container management controls to be important advantages in this competitive environment.

Other Container Activities

        SCL manufactures, assembles and refurbishes containers at its own factories in Yorkshire, England, Charleston, South Carolina, and Santos, Brazil. Collectively, SCL built approximately 6,300 TEU of containers in 2003. SCL also owns and operates depots for repairing, servicing and storing idle containers in Santos and Singapore and holds minority interests in depots in Auckland, New Zealand and Melbourne, Australia. SCL owns or part owns small refrigerated container servicing and spare parts businesses in the U.S., Brazil, Australia and New Zealand. Each of these facilities conducts business with both GE SeaCo and third parties on arm's length terms. In 2003, SCL sold a depot in Charleston, South Carolina it previously owned and announced that it planned also to sell its container factory in Charleston.

        In addition, SCL owns a small number of containers (76,000 TEU at December 31, 2003) which are not part of the GE SeaCo joint venture but which SCL continues to lease out directly to customers. During 2003, SCL took delivery of $13,000,000 of equipment added to this small fleet.

Certain Trading Factors

        Demand for leased containers depends largely on levels of economic growth and international trade, both global and regional. Cyclical recessions can negatively affect lessors' operating results because, during economic downturns or periods of reduced trade as occurred in 2001, ocean carriers may lease fewer containers and rely more on their owned fleets to satisfy their container requirements or may lease containers only at reduced rates. Thus, a slowdown in economic growth or trade may adversely affect the results of GE SeaCo's and SCL's container activities.

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

        If lessees return equipment to locations where supply exceeds demand, GE SeaCo and SCL routinely repositions containers to higher demand areas. Repositioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessees of the equipment or pick-up charges paid by the new lessees. Nor may demand be as great as anticipated after repositioning has occurred so that the equipment remains idle.

        Container leasing revenue is variable and largely a function of lease rates, equipment utilization and equipment availability. Rates depend on the type and length of lease, the type and age of containers, and the application of the SeaWorthy and SeaCover programs to equipment maintenance obligations under the lease. Lease rates rise or fall depending on competition, interest rates, new container prices, economic conditions and the other factors described above. In recent years, rates generally in the leasing industry have tended to decline, as have new container prices and interest rates. While lease rates stabilized in 2002 and 2003, they may decline again in the future thereby detracting from the economic returns on higher valued equipment in the fleet.

        Utilization is the ratio of containers on lease to the total container fleet and may also fluctuate due to these same factors. In recent years, for example, overall fleet utilization declined principally because of consolidations among shipping lines, a trade imbalance with Asia resulting in high equipment returns in North America and Europe, and overproduction of some types of new containers by factories and overbuying by shipping lines and leasing competitors. Further decline is not expected, however, as these factors moderate and SCL and GE Capital dispose of idle, older equipment in their original fleets in surplus locations. This occurred in 2002 and 2003, for example, resulting in improved fleet utilization of GE SeaCo and SCL.

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

        From time to time, GE SeaCo, SCL and GE Capital sell existing equipment, both units on lease to the lessee and idle equipment. The decision whether to sell depends on the equipment's book value, physical condition, location, remaining useful life and suitability for continued leasing or for other uses, as well as prevailing local market sale prices and an assessment of the economic benefits of repairing and continuing to lease compared to those of selling. Because these factors vary, gains or losses on sale of equipment will also fluctuate and may be significant if the decision is made to sell large quantities of units. In recent years, GE SeaCo has stepped up its sale program on behalf of GE Capital and SCL to dispose of older containers.

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

        Countries impose limitations on the production of chlorofluorocarbon ("CFC") refrigerants because of their ozone depleting and global warming effects. All refrigerated containers in the GE SeaCo-owned fleet have been charged with non-CFC refrigerant gas, and most of the older SCL units have been converted or disposed of. Future government regulation of refrigerants and synthetic insulation materials, however, might require refrigerated containers using non-conforming substances to be retrofitted with conforming ones such as non-CFC refrigerants. In that event, GE SeaCo or SCL would have to bear all or a large portion of the cost to convert their units.

ORIENT-EXPRESS HOTELS

        OEH, in which SCL currently holds a 42% equity interest, owns or part owns and manages 30 highly individual deluxe hotels worldwide, three restaurants, five tourist trains and a river cruiseship. OEH is focused on the luxury end of the leisure market, and acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the upscale leisure traveler. The names and locations of OEH's various properties and the number of hotel rooms or train/cruiseship passenger capacity are shown in the table below:

Property	Location	Number of Rooms or Passenger Capacity
Hotels
Hotel Cipriani and Palazzo Vendramin	Venice, Italy	103
Hotel Splendido and Splendido Mare	Portofino, Italy	82
Villa San Michele	Florence, Italy	45
Hotel Caruso	Ravello, Italy	Opening 2005
Reid's Palace Hotel	Madeira, Portugal	164
Lapa Palace Hotel	Lisbon, Portugal	109
Hotel de la Cité	Carcassonne, France	61
Hotel Ritz	Madrid, Spain	167
La Residencia	Mallorca, Spain	62
La Manoir aux Quat' Saisons	Oxfordshire, England	32
Windsor Court Hotel	New Orleans, Louisiana	324
Charleston Place	Charleston, South Carolina	442
Keswick Hall	Charlottesville, Virginia	48
Inn at Perry Cabin	St. Michaels, Maryland	81
La Samanna	St. Martin, French West Indies	81
Maroma Resort and Spa	Riviera Maya, Mexico	58
Copacabana Palace Hotel	Rio de Janeiro, Brazil	225
Miraflores Park Hotel	Lima, Peru	81
Hotel Monasterio	Cusco, Peru	124
Machu Picchu Sanctuary Lodge	Machu Picchu, Peru	31
Mount Nelson Hotel	Cape Town, South Africa	226
Westcliff Hotel	Johannesburg, South Africa	119
Orient-Express Safaris (three camps)	Botswana	39
Observatory Hotel	Sydney, Australia	96
Lilianfels Hotel	Katoomba, Australia	85
Bora Bora Lagoon Resort	Tahiti, French Polynesia	80
Restaurants
'21' Club	New York, New York	—
Harry's Bar	London, England	—
La Cabana	Buenos Aires, Argentina	—
Tourist Trains
Venice Simplon-Orient-Express	Continental Europe	180
British Pullman	Southern England	250
Northern Belle	Northern England	250
Eastern & Oriental Express	Southeast Asia	125
PeruRail	Peru	Various
River Cruiseship
Road to Mandalay	Burma (Myanmar)	126

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

        OEH benefits from trends and developments favorably impacting the world hotel, travel and leisure markets, including strong demand growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S. and European populations, and increased online travel bookings. These trends suffered a setback in 2001-2003 due to slowing regional economies, the shock of terrorist attacks, the wars in Afghanistan and Iraq and the SARS epidemic. OEH management believes that the public's confidence in world travel will return and demand for luxury hotel and tourist products will resume.

        For the future, OEH plans to grow its business by increasing prices, occupancy and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties where land or space is already available, by increasing the utilization of its tourist trains and cruiseship to add trips, and by acquiring additional distinctive luxury properties throughout the world. OEH plans to continue owning or part owning and managing its properties. Factors in OEH's evaluation of potential acquisitions include the uniqueness of the property, attractions for guests in the vicinity, acceptability of initial investment returns, visible upside potential such as by pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.

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

        For more information about OEH, including its 2003 consolidated financial statements, see OEH's Form 10-K annual report for the year ended December 31, 2003 on file at the SEC. Item 1—Business from that Form 10-K report is filed as Exhibit 99(b) to this report.

SCL's Relationship with Orient-Express Hotels Ltd.

        OEH was wholly-owned by SCL until August 2000 when the Company successfully completed an initial public offering of Class A common shares of OEH and the listing of those shares on the New York Stock Exchange under the trading symbol "OEH". OEH has two classes of common shares similar to the share structure of the Company, including higher voting Class B common shares.

        At the time of the initial public offering, the Company, certain of its subsidiaries and OEH entered into agreements providing for the separation of their business operations and various ongoing relationships between the companies such as shared services and offices, tax matters and noncompetition, and relating to the shares of the Company and OEH owned by their respective subsidiaries. See Item 13—Certain Relationships and Related Transactions below.

        As a result of sales of OEH shares by the Company and OEH since the initial public offering, the Company currently owns about 42% of the equity shares in OEH (disregarding the shares owned by OEH's subsidiary) having about 15% of the combined voting power of OEH's Class A and B common shares for most matters submitted to a vote of OEH shareholders (including the shares owned by OEH's subsidiary). Accordingly, the Company no longer has power to elect OEH's Board of Directors or otherwise to control OEH's business direction and policies. Of the seven directors on OEH's Board, only three are also directors or officers of the Company. OEH has ceased to be a consolidated subsidiary of the Company and is accounted for in SCL's financial statements using the equity method of accounting. See also Note 2 to the Financial Statements. SCL intends to dispose of its remaining shares in OEH from time to time in one or more transactions and depending on market conditions and, for this purpose, OEH has filed a registration statement with the SEC which was declared effective on February 19, 2003.

OTHER SCL ACTIVITIES

        SCL holds a concession until 2041 from the Greek government to operate the Corinth Canal across the four-mile isthmus between mainland Greece and Peloponnisos and linking the Adriatic and Aegean Seas. About 12,000 vessels transit the canal each year with capacity for substantially more. The concession includes 130 acres of development land at the eastern end on which, because the canal is already a popular tourist attraction in Greece, SCL plans to build a mixed leisure facility. SCL has committed to spend $3,000,000 on canal improvements by 2006. SCL pays an annual rent and, in cooperation with the Greek government, is free to set canal transit fees.

        SCL owns two acres of development land and a pleasure boat marina in the port of Newhaven on the south coast of England. SCL previously owned most of the port but, commencing in 2001, has sold parts to third parties including through development by SCL for residential purposes. See Note 1(g) to the Financial Statements below. SCL also owns the port of Folkestone on the south coast of England which is largely closed for shipping activities while SCL investigates a sale or redevelopment for non-port use.

        SCL manages a 420,000 net square foot office building in London, England called Sea Containers House fronting the south bank of the Thames opposite the City of London. SCL formerly owned and developed the building before selling it in 1988. SCL retains a long-term lease expiring 2011 of part of the space for occupancy by London-based employees of SCL subsidiaries.

        SCL owns undeveloped commercial land in Houston, Texas zoned for light industrial use. Having sold lots to developers in past years, SCL retains approximately 43 acres of the original 172-acre tract which remain for sale.

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

        SCL owns a British magazine called "The Illustrated London News" ("ILN") which has been published continuously since 1842. At present, two editions are produced annually with about one-half of the circulation in Britain and one-half abroad. In addition, ILN publishes the on board magazines for SCL's ferries and GNER and the guest magazines for OEH, as well as nine other limited circulation lifestyle magazines for third parties under contract, and ILN maintains a substantial picture library dating back over 160 years to the founding of the publication. ILN staff also provides design support to the various SCL businesses such as internet website development.

        SCL owns Fairways and Swinford Travel Ltd., a small licensed travel agency and tour operator based in London, which arranges corporate travel for SCL and third party customers.

ITEM 2. Properties

        The ship and terminal facilities of SCL used in its Ferry Operations are described in Item 1—Business above. The subsidiaries engaged in these activities own or lease operating offices and sales outlets at various locations in the British Isles, Finland, Sweden and elsewhere in Europe.

        SCL leases substantially all of the rolling stock, stations and depots used by GNER in its Rail Operations as described in Item 1.

        SCL and GE SeaCo own cargo containers, and SCL owns container factories and depots (except the Singapore facilities and the Charleston, South Carolina factory which are located in leased premises), as described under Container Leasing in Item 1. In addition, SCL leases regional offices in the following locations in connection with its container and other business activities: New York, New York; Baltimore, Maryland; London, England; Genoa, Italy; Bangkok, Thailand; and Sydney, Australia.

        OEH owns 26 hotels, two restaurants, three European tourist trains and a cruiseship, and owns interests of 50% or less in four hotels, its Southeast Asian tourist train and PeruRail, and one restaurant, all as described in Item 1. The small regional sales and marketing offices of the hotels, tourist trains and cruiseship are occupied under lease.

        SCL also owns two fruit farms and development land as described in Item 1. The Corinth Canal is occupied under government concession.

ITEM 3. Legal Proceedings

        As described above in Item 1—Business under "Rail Operations—Hatfield and Selby Accidents", GNER experienced disruption of its services following an accident in October 2000, for which Network Rail and its predecessor were required to pay compensation under the track access agreement. Network Rail owns and maintains substantially all of the railway infrastructure in Britain. GNER has contracted with Network Rail for track access based on the level of service GNER provides. Because of disputes, both GNER and Network Rail withheld contractual payments due during 2001 through March 2002, when payments resumed. As a result of separate arbitration awards under different parts of the track access agreement, Network Rail's liability to compensate GNER was confirmed and proceedings continued as to the amounts due. In December 2003, GNER and Network Rail reached agreement settling GNER's claims arising from the service disruption and relieving GNER from the obligation to repay amounts previously withheld, other than £4,500,000 ($7,900,000) of track access charges over withheld.

        The SRA which is the franchisor under GNER's passenger rail franchise agreement has separately claimed a portion of the compensation recognized by GNER in its settlement with Network Rail. The SRA's claim amounts to about £25,000,000 ($45,000,000). GNER was advised by its legal counsel that GNER has no obligation to the SRA under its franchise agreement. On or about January 28, 2004, the SRA provided GNER with an opinion of its legal counsel concluding that the SRA is entitled to payment. GNER furnished its counsel with a copy of the opinion of the SRA's counsel and, on February 11, 2004, GNER received a second opinion from its legal counsel stating that, after reviewing the opinion of the SRA's legal counsel, GNER's counsel maintained the view that GNER is not obligated to pay over to the SRA any portion of the settlement compensation received by GNER from Network Rail.

        GNER and the SRA are currently engaged in discussions to resolve this dispute. If the parties do not reach agreement, the dispute between GNER and the SRA would be submitted to arbitration. There can be no assurance that the discussions between GNER and the SRA will be successful or that GNER will not have to make payments to the SRA as a result of an arbitration proceeding. See Note 18(b) to the Financial Statements (Item 8).

        Other than the foregoing, there are no material legal proceedings, other than ordinary routine litigation incidental to its businesses, to which the Company or any of its subsidiaries is party or by which any of their property is subject.

        See "Ferry Operations—English Channel Services" in Item 1—Business above regarding a compensation claim that Hoverspeed plans to bring against British Customs & Excise for damage to its ferry business for improperly detaining Hoverspeed passengers.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company submitted no matter to a vote of its security holders during the fourth quarter of 2003.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The principal market on which the Class A and B common shares of the Company are traded is the New York Stock Exchange. Their trading symbols are SCRA and SCRB, respectively. Both classes are also listed on the Pacific Exchange. The following table presents the quarterly high and low sales price of a common share in 2002 and 2003 as reported for New York Stock Exchange composite transactions:

	2002		2003
	High	Low	High	Low
Class A Common Shares
First quarter	$17.90	$12.15	$9.30	$5.51
Second quarter	18.62	14.20	12.55	6.80
Third quarter	14.70	9.90	16.35	10.76
Fourth quarter	11.05	8.19	18.70	14.30
Class B Common Shares
First quarter	17.60	12.20	9.15	5.92
Second quarter	18.20	14.20	12.50	7.05
Third quarter	14.50	10.09	16.25	10.75
Fourth quarter	10.90	8.40	18.50	14.55

        The Company paid cash dividends on its Class A and B common shares during the first three quarters of 2002 at the quarterly rates of $0.075 per Class A share and $0.068 per Class B share. After suspending dividend payments for three quarters, the Company paid cash dividends on its Class A and B common shares in the third and fourth quarters of 2003 at the quarterly rates of $0.025 per Class A share and $0.0225 per Class B share.

        The Company is party to certain credit facilities which restrict the Company's ability to pay dividends on its Class A and B common shares and which also impose debt/equity ratio, minimum shareholders' equity and other financial requirements which may restrict payment of dividends. The Company is in compliance with all of these restrictions. See Note 16(f) to the Financial Statements (Item 8 below), and "Certain Financial Requirements" in Item 7—Management's Discussion and Analysis below.

        In addition, the terms of the Company's $7.25 convertible cumulative preferred shares contain restrictions on the payment of dividends on its Class A and B common shares if accrued dividends or the mandatory redemption price of the preferred shares have not been paid. The Company is current in the payment of all amounts due on its preferred shares. See Note 16(a) to the Financial Statements.

        The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

        At March 5, 2004, the number of record holders of the Class A and B common shares of the Company was approximately 1,200 and 300, respectively.

ITEM 6. Selected Financial Data

Sea Containers Ltd. and Subsidiaries

Year ended December 31,	2003		2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Revenue	$1,644,709		$1,614,860	$1,215,759	$1,297,103	$1,306,742

Net earnings on class A and class B common shares	$111,370	*	$41,928	$4,546	$44,873	$48,258	**

Net earnings per class A and class B common share:
Basic	$5.28	*	$2.08	$0.24	$2.42	$2.63	**

Diluted	$5.20	*	$2.07	$0.24	$2.42	$2.62	**

Cash dividends per class A common share	$0.05		$0.225	$0.30	$0.975	$1.10

Cash dividends per class B common share	$0.045		$0.204	$0.272	$0.878	$0.9945

Total assets	$2,761,917		$2,796,834	$2,652,446	$2,608,990	$2,515,417

Debt and capital lease obligations	$1,589,626		$1,784,274	$1,673,803	$1,628,104	$1,700,285

Shareholders' equity	$731,813		$586,832	$492,905	$524,557	$485,481

*
Year ended December 31, 2003 includes a gain on sale of ferry assets and non-recurring charges of $54,000,000. Excluding this net gain, net earnings on class A and class B common shares would be $57,370,000 and net earnings per class A and class B common share would be $2.72 basic and $2.70 diluted.

**
Year ended December 31, 1999 includes the cumulative effect of change in accounting principle of $12,306,000 ($0.67 per share (basic) and $0.65 per share (diluted)).

See notes to consolidated financial statements (Item 8 below).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        At December 31, 2003, SCL's cash balances totaled $213,313,000. Additionally, there were undrawn working capital bank lines amounting to approximately $130,000,000.

        Changes in the cash position over the last three years can be summarized as follows (dollars in thousands):

	2003	2002	2001
Net cash provided by operating activities	$98,424	$193,732	$105,300
Proceeds from sale of ferry and other fixed assets	228,562	8,834	76,249
Issuance of long-term debt	52,701	202,201	162,916
Issuance of shares	24,655	127	47
Sale of OEH shares by SCL	—	68,650	1,518

	404,342	473,544	346,030
Capital expenditures	(37,625)	(123,718)	(90,612)
Acquisitions and investments, net of cash acquired	—	(85,503)	(40,799)
Cash reduction from deconsolidation of OEH	—	(56,355)	—
Principal payments under long-term debt	(123,670)	(163,345)	(139,893)
Principal payments on disposal of ferry and other fixed assets	(109,698)	—	—
Debentures and senior notes retired	(136,323)	(9,700)	(9,059)
Dividends on shares	(2,131)	(5,414)	(6,592)
Purchase and retirement of OEH shares	—	—	(1,407)

	(5,105)	29,509	57,668
Working capital facilities and redrawable loans (repaid)/drawn	(18,542)	(41,824)	34,092
Effect of exchange rate on cash and cash equivalents	18,938	13,401	(2,657)

(Decrease)/increase in cash and cash equivalents	$(4,709)	$1,086	$89,103

        In 2003, SCL had a positive cash flow from operations (after interest) of $98,424,000 (2002—$193,732,000, 2001—$105,300,000) and proceeds from the sale of ferry and other fixed assets of $228,562,000 (2002—$8,834,000, 2001—$76,249,000), all of which were principally utilized to repay debt and fund capital expenditures, acquisitions and working capital, as was the case in 2002 and 2001. Cash flow from operations decreased in 2003 from 2002 mainly due to decreased earnings from ferry and leisure operations (including the effects of deconsolidating OEH in the fourth quarter of 2002) and increased working capital, offset in part by increased earnings from container operations, rail operations and other operations, a decrease in net finance costs resulting primarily from a reduction in interest expense due to a reduction in debt (including the repayment of the 9 1/2% and 10 1/2% senior notes due July 1, 2003 which were not exchanged for 13% senior notes due 2006) and lower interest rates on floating rate debt, together with increased undistributed earnings of affiliates (including OEH and GE SeaCo investments offset by the effect of the acquisition of Silja in 2002). Cash flow from operations increased in 2002 from 2001 mainly due to increased earnings from ferry and rail operations, including the effect of consolidating Silja from May 1, 2002, increased gains from the sale by SCL of OEH shares and decreases in net finance costs and working capital, all partly offset by decreased earnings from container operations and leisure operations, including the effects of deconsolidating OEH in the fourth quarter of 2002.

        Proceeds from bank borrowings in 2003 amounted to approximately $52,700,000 (2002—$202,200,000, 2001—$162,900,000), of which $3,600,000 (2002—$nil, 2001—$24,900,000) was drawn under loans secured by containers and related factory and depot assets, repayable mainly over five to ten years, $13,800,000 (2002—$112,513,000, 2001—$8,800,000) was drawn under loans secured by ferry-related assets, repayable over five to ten years, $2,500,000 (2002—$2,200,000, 2001—$nil) was drawn under loans secured by rail assets, repayable over three years, and $32,800,000 (2002—$87,488,000, 2001—$129,200,000) was drawn under term loans mainly secured by leisure and other assets and investments, repayable over five to seven years.

        In December 2003, the Company sold 1,423,800 newly issued class A common shares in an SEC-registered public shelf offering raising net proceeds of about $24,700,000. This offering was completed in January 2004 when the Company sold 576,200 additional shares raising net proceeds of about $10,900,000. These proceeds were added to SCL's working capital. In February 2004, the Company registered with the SEC another shelf offering of 2,200,000 newly issued class A shares, but no shares have been sold to date. Also in February 2004, the Company announced it planned to make a public offering of up to $150,000,000 of new unsecured senior notes with an expected term of up to ten years for the purposes of repaying the Company's 12 1/2% senior subordinated debentures that mature on December 1, 2004 and other debt, funding possible acquisitions or adding to working capital.

        In 2002, SCL sold in an SEC-registered public offering a total of 4,921,500 shares of OEH that SCL owned (2001—75,200 shares) realizing net proceeds of $68,700,000 (2001—$1,500,000). This included the sale on November 14, 2002 of 3,100,000 OEH shares that resulted in the deconsolidation of OEH. See Note 2 to the Financial Statements (Item 8 below). SCL used the sale proceeds principally to repay debt and fund capital expenditures. In January 2003, OEH filed a registration statement with the SEC relating to a further offering by SCL of all of its remaining 14,403,300 shares in OEH. No additional shares of OEH have been sold by SCL to date under that registration statement.

        In 2003, SCL made capital expenditures totalling approximately $38,000,000 relating primarily to the purchase and improvement of ferry-related assets and container assets, and made no significant acquisitions or other investments during the year. The majority of these expenditures was financed from medium- or long-term bank borrowings. This contrasts with 2002 when SCL made significant acquisitions and investments including SCL's acquisition of 50% of Silja and OEH's acquisition of three hotels before it was deconsolidated from SCL. Capital expenditures in 2004 are expected to be at a similar level to 2003, and SCL management believes these can be adequately funded from debt or lease financings, operating cash flow and other available cash sources including the public offerings referred to in the preceding paragraphs.

        In 2003, the Company made an exchange offer of 13% senior notes due 2006 for its outstanding $158,798,000 principal amount of 9 1/2% and 10 1/2% senior notes that matured on July 1, 2003, and a separate exchange offer of 12 1/2% senior notes due 2009 for its outstanding $98,883,000 principal amount of 12 1/2% senior subordinated debentures that mature on December 1, 2004. The offer of 13% senior notes expired in late June, and the Company accepted for exchange $22,475,000 of 9 1/2% and 10 1/2% senior notes into an equal principal amount of new 13% senior notes. The offer of 12 1/2% senior notes expired in late July, and the Company accepted for exchange $19,154,000 of 12 1/2% debentures into an equal principal amount of new 12 1/2% senior notes. As noted above, the Company plans to refinance the balance of the 12 1/2% debentures with the proceeds of a new series of senior notes.

        The balance of the 9 1/2% and 10 1/2% senior notes were repaid on July 1, 2003 with the proceeds of a one-year $158,000,000 secured bridge loan to SCL from a syndicate of banks. The primary security for this loan was the shares in Company subsidiaries whose assets were at the time designated to be sold and the shares in OEH owned by the Company. In December 2003, this loan was amended as a revolving credit loan facility in the amount of $100,000,000, of which $32,000,000 was borrowed at December 31, 2003.

        Later in July 2003, SCL completed the sale of its Isle of Man Steam Packet ferry business in the Irish Sea ("Steam Packet"). at a cash sale price of approximately $240,000,000 resulting in a gain on sale of approximately $100,000,000. Part of the sale proceeds was used to repay $101,500,000 of outstanding debt of Steam Packet and $120,000,000 to repay part of the bridge loan referred to in the preceding paragraph used to retire 9 1/2% and 10 1/2% senior notes of the Company on July 1.

        In November 2003, SCL refinanced the main loan facility of its Silja subsidiary as well as SCL borrowings used to fund in part its Silja investments since 1999. Silja entered into a €341,000,000 ($430,000,000) term loan and revolving credit facility with a syndicate of banks guaranteed by the Company, and the Company entered into a related €54,000,000 ($68,000,000) loan facility with the same syndicate. The primary security for both facilities are mortgages on certain of Silja's ships with the Company loan subordinated to the Silja loan. Proceeds in excess of those needed to refinance existing loans amounting to about $32,000,000 were available for SCL's general corporate purposes.

        The exchange offers for 9 1/2% and 10 1/2% senior notes and 12 1/2% senior subordinated debentures, the sale of Steam Packet and repayment of the balance of the 9 1/2% and 10 1/2% senior notes with the sale proceeds, and the refinancing of Silja, all as described above, were part of SCL's planned restructuring of certain debt as outlined under the heading "Proposed Restructuring of Debt" in Item 7—Management's Discussion and Analysis in Amendment No. 1 of the Company's 2002 Form 10-K annual report. The next steps of this plan include extension of the maturity of SCL's $129,000,000 revolving credit facility from a bank syndicate secured by container equipment coming due in October 2004, the refinancing of the remaining 12 1/2% senior subordinated debentures and perhaps other debt with the net proceeds of the issue and sale of new senior unsecured notes of the Company referred to above, the sale of additional newly issued class A common shares of the Company, and the sale of OEH common shares owned by SCL. Sales of senior notes and Company and OEH shares will depend on market conditions. Management believes that the foregoing planned transactions as well as cash available from operations, other financings and other readily saleable assets of SCL will be sufficient to service SCL's 2004 and later obligations for the foreseeable future.

        GNER's passenger rail franchise comes up for renewal in April 2005. On January 29, 2004, the SRA announced it would invite bids from all interested persons to operate the franchise for a new term of seven to ten years after it expires, and GNER plans to bid to renew the franchise. However, there can be no assurance that GNER will be awarded the franchise or that the currently pending dispute with the SRA may not affect its willingness to continue GNER as the franchisee (see Note 18(b)). Failure to renew or extend the franchise in 2005 could require SCL to terminate its rail operations, unless SCL is awarded another passenger franchise, and could adversely affect SCL's future earnings.

Contractual Obligations Summary

        The following table summarizes SCL's known material contractual obligations, excluding accounts payable and accrued liabilities, in 2004 and later years as of December 31, 2003. The data are derived from Notes 7 (Assets under capital lease), 9 (Working capital facilities), 10 (Long-term debt), 11

(Senior notes and subordinated debentures), 16(a) (Redeemable preferred shares) and 18 (Commitments and contingencies) to the Financial Statements (dollars in thousands):

Year ended December 31,	2004		2005-06	2007-08	Thereafter	Total
Working capital facilities	$2,235		$—	$—	$—	$2,235
Long-term debt	277,536	*	273,954	281,462	363,037	1,195,989
Senior notes	—		137,475	149,750	19,154	306,379
Senior subordinated debentures	79,571	**	—	—	—	79,571
Capital leases	5,272		3,495	559	—	9,326
Redeemable preferred shares	—		15,000	—	—	15,000
Operating leases***	269,785		114,286	15,911	64,559	464,541
Purchase commitments	16,000		—	—	—	16,000

	$650,399		$544,210	$447,682	$446,750	$2,089,041

*
The 2004 long-term debt amount includes $161,000,000 due under bank-syndicated loan facilities that SCL expects to extend or refinance during the year including the $129,000,000 container revolving credit facility referred to above.

**
SCL plans a public offering in 2004 of new senior notes to refinance these debentures as noted above.

***
Operating lease payments include a total of $353,566,000 in 2004 and 2005 relating to GNER rental payments in respect of rolling stock and access charges for railway infrastructure. These commitments are payable only while GNER holds the passenger rail franchise which currently expires in April 2005.

Off-Balance Sheet Arrangements

        SCL has no material off-balance sheet arrangements at December 31, 2003 other than those involving its equity investees reported in Notes 4(b), 10 and 22, and commitments and contingencies and derivative financial instruments reported in Notes 18 and 19.

Certain Financial Requirements

        SCL is party to material credit/financing agreements described in Notes 10 and 11 to the Financial Statements which impose certain financial requirements.

        One is the $129,000,000 revolving credit facility secured by container equipment with a group of banks referred to above. This facility imposes financial covenants on SCL, including (i) a requirement to maintain a minimum consolidated tangible net worth (including preferred shares), (ii) a requirement not to exceed a specified leverage ratio, (iii) requirements to maintain a minimum debt service coverage ratio and minimum interest coverage ratios, (iv) a requirement that SCL not suffer losses in any two consecutive years, and (v) limitations on the payment of dividends, redemption of capital stock or subordinated indebtedness, and investments in third parties, which limitations are calculated by reference to the sum of a base amount, one-half of cumulative net earnings from 1992, and the net proceeds from certain capital stock offerings, less the cumulative amounts of certain restricted payments and repurchases of preferred shares and subordinated debt, and less certain investments in unrelated parties.

        The $79,729,000 principal amount of unsecured 12 1/2% senior subordinated debentures due 2004 referred to above (including $158,000 of unamortized discount) and the $19,154,000 principal amount of unsecured 12 1/2% senior notes due 2009 contain covenants restricting (i) the incurrence by SCL of indebtedness unless SCL meets a minimum cash flow coverage ratio, as defined, (ii) the payment of dividends, redemption of capital stock or subordinated indebtedness, and investments in third parties (which restriction is similar to the equivalent one in the container facility described above), (iii) transactions between SCL and its affiliates unless they are on arm's-length terms, (iv) limitations on the ability of certain material subsidiaries of the Company to restrict payments to the Company, (v) the disposition of proceeds of asset sales by SCL, (vi) any lines of business that are not similar or related to SCL's existing businesses, and (vii) the ability of SCL to amalgamate, consolidate or merge with or into another entity or to dispose of its assets substantially as an entirety. If SCL fails to maintain a specified amount of consolidated tangible net worth, or if a change of control of SCL occurs, the Company is obligated to make an offer to purchase 10% of the debentures or notes at par in the case of the net worth test and 100% of the debentures or notes at 101% of the principal amount in the case of a change of control.

        The $149,750,000 principal amount of 7 7/8% senior notes due 2008, $115,000,000 principal amount of 10 3/4% senior notes due 2006 and $22,475,000 principal amount 13% senior notes due 2006 (all unsecured obligations and including $573,000 of unamortized discount on the 10 3/4% notes) contain restrictive covenants substantially the same as those in the 12 1/2% debentures and notes described above. In addition, the notes contain covenants restricting (i) incurrence by SCL of liens on its assets or property unless the notes are secured equally, subject to certain exceptions, and (ii) sale and leaseback transactions by SCL, subject also to certain exceptions.

        A consolidated subsidiary of the Company has a $226,701,000 container securitization facility. Under it, the subsidiary, a bankruptcy-remote company formed to facilitate asset securitization, issued a senior note and the Company issued an effectively subordinated note. The senior note in the principal amount of $206,321,000 is non-recourse to the Company and is amortizing using the subsidiary's net cash flow. Upon a change of control of the Company, the senior note would come due. The subordinated note in the principal amount of $20,380,000 began its five-year amortization period in October 2001. The subordinated note requires that SCL (i) not exceed a specified leverage ratio, (ii) maintain a minimum consolidated tangible net worth, and (iii) maintain a minimum interest coverage ratio. The overall interest rate of this facility is approximately 1.10% to 1.31% over LIBOR. At December 31, 2003, $223,201,000 was outstanding under this facility which is included in the debt obligations of SCL on its consolidated balance sheet, and no further amount could be borrowed. SCL has no present plan to enter into a container securitization facility in the future.

        As noted above, in November 2003, Silja entered into a €341,000,000 ($430,000,000) term loan and revolving credit facility agreement with a syndicate of banks guaranteed by the Company, and the Company entered into a related €54,000,000 ($68,000,000) loan facility agreement with the same syndicate. The non-revolving credit portion of the Silja loan is repayable in installments with interest on both portions at EURIBOR plus 1.625% p.a. and a final maturity in October 2010. The Company loan is also repayable in installments with interest at EURIBOR plus 2.125% p.a. maturing in October 2008. The Silja loan requires Silja on a consolidated basis with its subsidiaries (i) to maintain a minimum net book value and minimum debt service coverage ratio (both as defined) and (ii) to maintain minimum seasonal liquidity levels. The Company loan requires SCL (i) to maintain a minimum consolidated tangible net worth (as defined), (ii) not to exceed a specified leverage ratio and (ii) to meet certain cash maintenance requirements.

        At December 31, 2003, the Company and its subsidiaries were in full compliance with all of the foregoing credit/financing agreements as well as less material ones to which they are party. Although management believes that SCL's current operating plans will not be restricted by the various financial covenants described above, changes in economic or business conditions, results of operations or other factors may in the future result in circumstances in which the covenants restrict SCL's plans or business operations.

Leverage; Foreign Currency Fluctuations

        At December 31, 2003, SCL's consolidated long-term indebtedness was $1,589,626,000 (2002—$1,784,274,000) and its consolidated shareholders' equity totalled $731,813,000 (2002—$586,832,000) including redeemable preferred shares amounting to $15,000,000 (2002—$15,000,000). The terms of SCL's indebtedness described above permit SCL to incur substantial additional indebtedness from time to time. The degree to which SCL is leveraged may affect its ability to obtain additional financing in the future for working capital, capital expenditures, product and service development and general corporate purposes, to utilize cash flow from operations for purposes other than debt service, and to overcome seasonal or cyclical variations in its business. The ability of SCL to satisfy its obligations and to reduce its debt is dependent upon the future performance of SCL, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of SCL.

        The acquisition by SCL of new assets and properties, both for growth as well as for replacement, is capital intensive. The availability of new capital to finance these expenditures depends on prevailing market conditions and the acceptability of financing terms offered to SCL. Management believes that capital expected to be available to SCL under various lines of credit, financing agreements, equity offerings and other sources, and from dispositions of existing assets and properties, as well as cash generated from operations, should be sufficient to meet SCL's capital requirements in 2004 and for the foreseeable future. No assurance, however, can be given that financing will continue to be available, or available on acceptable terms.

        Approximately 72% of SCL's consolidated long-term indebtedness at December 31, 2003 (2002—64%) accrued interest at rates that fluctuate with prevailing interest rates and, accordingly, increases in such rates may increase SCL's interest payment obligations. At December 31, 2003, SCL had entered into interest rate swaps with financial institutions in order to manage its floating interest rate exposure, thereby reducing the proportion of fluctuating interest rate indebtedness to 61%. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Note 19 to the Financial Statements.

        Substantial portions of SCL's revenues and expenses are denominated in foreign currencies, especially the British pound sterling and the European euro. A large part of SCL's rail and ferry businesses operates in and around Great Britain and certain corporate costs and selling, general and administrative expenses of SCL relate to its London offices. Fluctuations in the values of these currencies in U.S. dollar terms may affect SCL's financial condition and results of operations. The impact of these fluctuations is mitigated to the extent that SCL has both revenue and expenses denominated in the same currencies. If revenue and expense items become imbalanced, SCL may enter into forward foreign exchange contracts from time to time in order to hedge the imbalance. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Note 19 to the Financial Statements.

Results of Operations (2003 compared to 2002, and 2002 compared to 2001)

Revenue and Other

        The total revenue and other increase of $47,473,000 in 2003 and $367,412,000 in 2002 included an increase of $9,704,000 and a decrease of $9,372,000, respectively, from equity in the earnings/losses of unconsolidated companies and, in 2003, increased asset sale gains of $7,920,000 (including a gain of $5,000,000 from the sale of land at Newhaven port in 2003 together with reduced container disposal losses of $5,803,000, offset by reduced sales gains of $2,883,000 from the sale by the Company of OEH shares in 2002), while in 2002, asset sale gains were lower by $22,317,000 (mainly due to the effect of gains of $20,200,000 from the Heysham and Newhaven port sales in 2001). Of the remaining revenue increase of $29,849,000 in 2003 and $399,101,000 in 2002, increases of $210,016,000 and $372,358,000, respectively, related to ferry operations, $27,444,000 and $71,905,000, respectively, to rail operations and $4,045,000 and $8,519,000, respectively, to other activities, offset by decreases of $2,640,000 and $10,461,000, respectively, related to SCL's remaining container operations and decreases of $209,016,000 and $43,220,000, respectively, related to leisure operations.

        The $9,704,000 increase in the equity in the earnings/losses of unconsolidated companies in 2003 included an increase of $1,803,000 from OEH and an increase of $6,659,000 from GE SeaCo offset by Silja which became a consolidated subsidiary on May 1, 2002 (see Note 4(a) to the Financial Statements). The improvement at GE SeaCo was mainly due to the increased ontake and leasing out of new containers.

        The $9,372,000 decrease in equity in earnings/losses of unconsolidated companies in 2002 mainly related to the effect of the acquisition and consolidation of Silja effective May 1, 2002, offset in part by an equity share of OEH for the fourth quarter of 2002 following the deconsolidation of OEH (see Note 2) and by increased earnings from GE SeaCo.

        The ferry revenue increase of $210,016,000 in 2003 included adjustment for the favorable effects of the strengthening of the British pound and the euro against the U.S. dollar, amounting to $18,773,000 and $63,377,000, respectively, resulting in an increase of $127,866,000. This increase arose primarily from Silja operations of $193,954,000 offset by a decrease of $66,088,000 on other ferry operations including the absence of the Steam Packet's revenues for the last six months of 2003 (amounting to $43,800,000 in 2002) following the sale of the business effective July 1, 2003, together with reduced revenue relating to Hoverspeed's cross-Channel services amounting to $17,500,000, the remaining Irish Sea services amounting to $4,600,000 and other operations of $200,000.

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

        The rail revenue increase in 2003 of $27,444,000 included adjustment for the favorable effect of the strengthening of the British pound against the U.S. dollar amounting to $64,939,000, resulting in a decrease of $37,495,000 which was mainly due to reduced compensation from Network Rail and other claims for disruption to GNER's rail services partly offset by an improvement in ticket revenues from increased passenger volumes.

        The rail revenue increase in 2002 of $71,905,000 included adjustment for the favorable effect of the strengthening of the British pound against the U.S. dollar amounting to $25,994,000, resulting in an increase of $45,911,000 which mainly related to higher compensation from Network Rail for disruption to GNER's rail services.

        The decrease in container operations (excluding GE SeaCo) in 2003 of $2,640,000 related to a reduction of $3,411,000 on leasing (reflecting the effect of lower equipment lease rates and reduced fleet size offset by improved utilization) together with reduced cargoship revenue of $633,000, partly offset by increased revenue from SCL's manufacturing and depot facilities of $1,404,000.

        The container division decrease (excluding GE SeaCo) in 2002 of $10,461,000 related to a reduction of $15,300,000 on leasing operations reflecting mainly the effect of lower lease rates offset by improved equipment utilization compared to 2001 together with reduced cargoship revenues of $3,300,000, partly offset by increased sales revenue of $8,200,000 from SCL's container manufacturing and depot facilities.

        The 2003 revenue decrease of $209,018,000 from leisure operations reflected the absence of revenue resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002 (see Note 2).

        The 2002 revenue decrease of $43,220,000 from leisure operations primarily reflected the absence of $56,490,000 of revenue resulting from the deconsolidation of OEH in the fourth quarter of 2002 partly offset by the revenue increase of $13,270,000 for the nine months to September 30, 2002 compared with the same period in 2001. The increase to September 30, 2002 of $13,270,000 included total revenue of $20,063,000 from hotels acquired in 2002 and 2001, together with $1,322,000 from tourist train and cruise operations. These increases were partly offset by reduced revenue of $9,329,000 from the North American, European and Australian properties and the Copacabana Palace Hotel. Excluding the 2002 and 2001 acquisitions, the overall revenue decrease on leisure operations was mainly due to the adverse impact on travel and tourism from the terrorist attacks on September 11, 2001, the continuing threat of terrorism and an Iraqi war, and the weakened regional economies.

        Revenue from other activities increased by $4,045,000 in 2003 and $8,519,000 in 2002, with the increase in 2003 relating mainly to publishing ($2,000,000), the Corinth Canal concession ($900,000), fruit farming ($700,000) and property-related activities ($400,000). The increase in 2002 related mainly to the award of the Corinth Canal concession in 2001 ($4,100,000) and increased revenue from the grape farm ($2,100,000), property-related activities ($1,300,000) and publishing ($1,200,000).

Depreciation and Operating Expenses

        Depreciation and operating expenses increased in the aggregate in 2003 by $81,269,000 (an increase as a percent of revenue from 76% to 80%) and in 2002 by $273,989,000 (a decrease as a percent of revenue from 79% to 76%).

        The 2003 increase in ferry operations of $196,159,000 included adjustment for the adverse effect of the strengthening of the British pound and the euro against the U.S. dollar which amounted to $16,386,000 and $47,082,000, respectively, resulting in an increase of $132,691,000. This primarily related to Silja's operations of $181,150,000 partly offset by a decrease of $48,459,000 on other operations including the absence of the Steam Packet's costs of $26,300,000 together with decreased costs from Hoverspeed's cross-Channel services of $16,300,000 (comprising $18,400,000 from the Dover-Ostend service which was closed in the fourth quarter of 2002 offset by $2,100,000 from the Dover-Calais service) and the remaining Irish Sea services of $8,700,000, partly offset by increased costs from New York harbor ferry services of $1,600,000 and other ferry activities of $1,200,000.

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

        The 2003 increase in rail operations of $1,575,000 included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar amounting to $51,659,000, resulting in a decrease of $50,084,000 due largely to reduced net access charges including the effect of higher contractual compensation payments received from Network Rail.

        The 2002 increase in rail operations of $25,953,000 included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar amounting to $21,980,000, resulting in an increase of $3,973,000 which mainly related to increased operating costs, including the effect of the elimination of GNER's subsidy from the British government ($7,000,000 in 2001).

        The 2003 decrease of $4,483,000 in container operations mainly related to cost reductions on SCL's leasing operations of $3,009,000 and cargoship operations of $2,070,000 partly offset by increased costs from SCL's container manufacturing and depot facilities of $596,000.

        The 2002 decrease of $4,385,000 in container operations related to cost reductions on SCL's leasing operations of $5,800,000 and cargoship operations of $3,600,000 partly offset by increased costs from SCL's container manufacturing and depot facilities of $5,000,000.

        Leisure expenses decreased by $114,618,000 in 2003, which reflected the absence of costs resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

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

        Depreciation and operating expenses relating to other activities increased by $2,636,000 in 2003 and by $3,999,000 in 2002 with the increase in 2003 mainly relating to publishing activities ($1,124,000), the Corinth Canal concession ($967,000), fruit farming ($248,000) and property-related activities ($220,000) while 2002 mainly related to the Corinth Canal concession ($2,634,000), publishing ($882,000) and property-related activities ($804,000).

Selling, General and Administrative Expenses

        These expenses decreased by $11,267,000 in 2003 (a decrease as a percent of revenue from 14% to 13%) and increased by $57,456,000 in 2002 (14% of revenue in 2002 and 2001).

        The overall increase of $36,160,000 in ferry operations in 2003 included $41,082,000 relating to Silja operations (of which $7,481,000 related to the adverse effect of the strengthening of the euro against the U.S. dollar). The remaining decrease of $4,922,000 included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar, which amounted to $2,356,000, resulting in a decrease of $7,278,000 which was mainly due to the absence of Steam Packet's expenses ($4,300,000) together with reduced costs from Hoverspeed's cross-Channel services ($3,900,000) and the remaining Irish Sea services ($1,600,000), partly offset by increased central costs ($2,500,000).

        The overall increase of $39,795,000 on ferry operations in 2002 included $42,787,000 relating to Silja operations. The remaining decrease of $2,992,000 on other ferry operations included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar, amounting to $1,327,000, resulting in a decrease of $4,319,000 which included reduced costs from Hoverspeed's cross-Channel services ($2,100,000), the absence of port operations costs in 2002 ($600,000) and a reduction in costs from New York harbor services ($300,000) and central overheads ($1,800,000) partly offset by increased costs on Irish Sea services ($700,000).

        The increased rail expense of $7,679,000 in 2003 included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar of $6,850,000, resulting in an increase of $829,000.

        The increased rail expense of $22,375,000 in 2002 included adjustment for the adverse effect of the strengthening of the British pound against the U.S. dollar of $2,126,000, resulting in an increase of $20,249,000 which was mainly due to increased central costs and professional fees.

        The increased container division expense of $1,926,000 in 2003 was mainly due to reduced costs from SCL's container manufacturing and depot facilities ($1,800,000).

        The increased container expense of $714,000 in 2002 was mainly due to increased costs from SCL's leasing operations partly offset by reduced costs from SCL's container manufacturing and depot facilities.

        The decrease in leisure expenses of $62,207,000 in 2003 reflected the absence of costs resulting from the deconsolidation of OEH which took place in the fourth quarter of 2002.

        The decrease of $10,039,000 in leisure expenses in 2002 primarily reflected the absence of $18,581,000 of costs resulting from the deconsolidation of OEH in the fourth quarter of 2002, partly offset by the increase in costs for the first nine months of 2002 compared with the same period in 2001 of ($8,542,000). The increase of $8,542,000 included $6,367,000 relating to the acquisitions made in 2002 and 2001 and $1,673,000 to the European hotels.

        Other activities costs increased by $2,175,000 in 2003 and by $4,611,000 in 2002. The increase in 2003 mainly related to publishing ($1,236,000) and the Corinth Canal concession ($278,000) together with increased corporate costs ($760,000), while the increase in 2002 mainly related to the Corinth Canal ($1,139,000), the grape farm ($1,247,000) and property-related activities ($512,000) together with increased corporate costs ($1,530,000).

Gain on sale of ferry assets and non-recurring charges

        See Note 3 regarding the sale of Steam Packet and recognition of non-recurring charges in 2003.

Net Finance Costs

        Net finance costs in 2003 decreased by $29,377,000 of which a reduction of $14,682,000 related to the deconsolidation of OEH, offset by $11,795,000 of interest expense on Silja operations consolidated from May 1, 2002 (which included the adverse effect of the strengthening of the euro against the U.S. dollar amounting to $3,700,000), leaving a decrease of $26,490,000. This decrease mainly related to a decrease in interest expense of $10,900,000 from the repayment of $136,323,000 principal amount of 9 1/2% and 10 1/2% senior notes on July 1, 2003 which were not exchanged for 13% senior notes due 2006 (see Note 11) and repayment of the loan of $101,500,000 secured on the assets of the Steam Packet business (see Note 3), together with reduced interest rates on floating-rate debt and increased foreign exchange gains of $863,000. These decreases were partly offset by the issue of $22,475,000 principal amount 13% senior notes due 2006 in exchange for the equivalent principal amount of 9 1/2% and 10 1/2% senior notes due 2003, together with increased interest expense on additional debt used to finance acquisitions and investments and the effect of a gain of $1,000,000 on the redemption of Silja convertible bonds in 2002.

        The net finance cost decrease of $1,211,000 in 2002 included an increase in interest and related income of $2,390,000 (including increased foreign exchange gains of $3,800,000 and a gain on redemption of Silja convertible bonds of $1,000,000 in 2002, partly offset by the gain of $2,141,000 on retirement of senior notes and debentures in 2001) offset by an increased interest expense of $1,179,000 which included Silja's interest expense of $13,851,000 and the effect of increases in debt relating to the cost of ferry and leisure asset purchases in 2002 and 2001, partly offset by the effect of the OEH deconsolidation in the fourth quarter of 2002 of $3,828,000 together with lower interest rates on existing floating rate debt.

Minority interests

        Following the acquisition of Silja on May 1, 2002, a minority interest of $2,333,000 for the two months to June 30, 2002 related to the share of Silja's net earnings attributable to the Silja shares not held by SCL during that period. The minority interest in OEH decreased in 2002 by $2,427,000 primarily due to the effect of the deconsolidation of OEH in the fourth quarter of 2002 when SCL began accounting for its investment in OEH net earnings under the equity method of accounting (see Note 2).

Taxes on Income

        The income tax charges in 2003 and 2002 related to subsidiaries in taxpaying jurisdictions. No income taxes are levied in Bermuda, which is the Company's place of incorporation.

Net Earnings

        Net earnings on common shares in 2003 were $69,442,000 higher than in 2002. Earnings before net finance costs increased by $31,471,000 of which $54,000,000 related to the gain on sale of ferry assets and non-recurring charges (see Note 3) which was offset by $11,416,000 from the absence of the Steam Packet's earnings and $30,388,000 relating to leisure operations (reflecting the effect of SCL's reduced share of OEH results following the deconsolidation of OEH in the fourth quarter of 2002). The remaining increase of $19,275,000 related to increased profits from container-related activities of $12,486,000 (principally from GE SeaCo), rail operations of $15,190,000 (including the favorable effect of the strengthening of the British pound against the U.S. dollar amounting to $6,430,000 and increased passenger volumes and Network Rail compensation payments) and other activities of $1,351,000 (of which $5,000,000 related to the gain on sale of land at Newhaven port in 2003 offset by the absence of OEH share sale gains of $2,883,000 in 2002) partly offset by reduced profits from ferry operations of $9,752,000 (mainly Silja operations of $11,148,000 including the consolidation of seasonal losses in the first four months of 2003 following the acquisition in May 2002 offset by the favorable effect of the strengthening of the euro against the U.S. dollar amounting to $9,471,000). Net finance costs decreased in 2003 by $29,377,000 (or by $33,632,000 if adjusted for the adverse effect of the strengthening of the euro against the U.S. dollar amounting to $4,255,000). There was no minority interest charge in 2003 compared with a charge of $10,958,000 in 2002 while the tax charge increased in 2003 by $2,384,000.

        Net earnings on common shares in 2002 were $37,382,000 higher than in 2001. Earnings before net finance costs increased by $35,967,000 or $36,061,000 after adjusting for minority interests above, made up of $26,348,000 from ferry operations, $23,577,000 from rail operations and $2,241,000 from other activities partly offset by decreased earnings from leisure operations of $9,036,000 and from container operations of $7,069,000. The increased profitability of the ferry operations in 2002 compared to 2001 was mainly due to Silja ($29,804,000) following acquisition in May 2002, together with Hoverspeed's cross-Channel services of $7,000,000, Irish Sea services of $2,600,000 and other ferry activities, partly offset by the absence of port operations profits including sale gains of $20,200,000 in 2001. The increase in rail operations of $23,577,000 was primarily due to compensation from Network Rail for disruption to GNER's rail services. The leisure division reduction in profits mainly related to hotel and restaurant activities and the effect of deconsolidating OEH in the fourth quarter of 2002. The decreased earnings from container operations in 2002 mainly related to SCL's leasing operations partly offset by the improved results of GE SeaCo. Net finance costs decreased by $1,211,000 and the tax charge by $110,000.

Critical Accounting Policies and Estimates

        This discussion of SCL's financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

  •
  Container revenues consist of earnings from containers under operating leases and sales-type leases. Revenues from operating leases are recognized on a straight-line basis over the respective lease period. With respect to sales-type leases, a gain or loss is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" and is included in revenue.

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

Carrying values of long-lived assets and goodwill

        Management periodically evaluates the recoverability of long-lived assets, including containers, ships, property and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These evaluations include analyses based on the cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", indefinite-lived intangible assets and goodwill must be evaluated annually for impairment. Goodwill impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. As of December 31, 2003 and 2002, SCL determined the carrying value of all its operating segments was less than their respective derived fair values, indicating that there was no impairment of the recorded goodwill and indefinite-lived intangible assets. To determine fair value, SCL relied on valuation models utilizing discounted cash flows.

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

Pensions

        SCL's pension plans are accounted for using actuarial valuations required by SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions". SCL's minimum pension liability, net of tax was approximately $46,000,000 as of December 31, 2003. Management considers accounting for retirement plans critical to all of SCL's operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trends and rates, salary growth, long-term return on plan assets and mortality rates.

        Management believes that a 6.9% long-term return on plan assets in 2003 is reasonable despite the recent market volatility in which SCL's plan assets had investment returns of approximately 13% for the year ended December 31, 2003 and investment losses of approximately 17% for the year ended December 31, 2002. In determining the expected long-term rate of return on assets, management has evaluated input from SCL's actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the respective plans to determine the average rate of earnings expected on the funds invested. The projected returns by these consultants are based on broad equity and bond indices, including fixed interest rate gilts of long-term duration since the plans are predominantly in the U.K. SCL's expected long-term rate of return is based on a planned asset allocation of 58% in equity investments, with an expected long-term rate of return of 6.9%, and 42% in fixed income investments, with an expected long-term rate of return of 6.9%. SCL's actual asset allocation as of December 31, 2003 was in line with planned allocations. Management regularly reviews SCL's actual asset allocation and periodically rebalances investments to targeted allocations when considered appropriate. While the analysis gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Management will continue to evaluate the expected rate of return at least annually, and will adjust as necessary.

        Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on SCL's consolidated financial statements. Lowering the expected long-term rate of return on SCL's pension plans by 0.5% (from 6.9% to 6.4%) would have increased pension expense for 2003 by approximately $677,000. Management is currently monitoring and evaluating the level of pension contributions based on various factors that include, but are not limited to, investment performance, actuarial valuation and tax deductibility. Management will evaluate the need for additional contributions in 2004 based on these factors. Management believes that the cash flows from SCL's operations will be sufficient to fund additional contributions, if any, to the plans. See Note 12 to the Financial Statements.

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

ITEM 7A. Quantitative and Qualitative Disclosuresabout Market Risk

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

        The following discussion includes sensitivity analyses for hypothetical changes in the interest rates, exchange rates or fuel commodity prices that SCL is exposed to. In all cases, the hypothetical change was calculated based on a parallel shift in the forward price curve existing at December 31, 2003. The forward curve takes into account the time value of money and the future expectations regarding the value of the underlying interest rate, currency and commodity.

        The market risk relating to interest rates arises mainly from SCL's financing activities. SCL's earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. Management assesses SCL's market risk based on changes in interest rates utilizing a sensitivity analysis. If interest rates increased by 10%, with all other variables held constant, SCL's annual net finance costs, as reported on its Statements of Consolidated Operations, would have increased by approximately $4,300,000 based on its variable rate borrowings and interest rate swap agreements outstanding at December 31, 2003 (2002—$4,900,000). Changes in interest rates also impact the fair value of SCL's fixed rate debt. If interest rates increased by 10%, with all other variables held constant, the fair value of SCL's fixed rate debt would have decreased by approximately $2,000,000 based on amounts outstanding at December 31, 2003 (2002—$2,000,000).

        The market risk relating to foreign currencies arises from buying, selling and financing in currencies other than the U.S. dollar, principally U.K. sterling and euros. Management anticipates this foreign currency exchange rate risk will remain a market exposure for the foreseeable future. Certain non-U.S. subsidiaries of the Company borrow in local foreign currencies, and SCL may enter into forward exchange contracts relating to purchases denominated in foreign currencies in order to manage and mitigate exchange rate risk. SCL had no currency swap agreement in place at December 31, 2003. Management uses a sensitivity analysis to assess the changes in the values of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against SCL's currency exposure at December 31, 2003. As a result of this analysis, management determined that the impact on monetary assets and liabilities of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would amount to approximately $74,000,000.

        SCL is also exposed to fluctuations in fuel prices, as an increase in the price of fuel would result in lower earnings and increased cash outflows. Management enters into fuel swap contracts from time to time to procure a portion of SCL's fuel requirements and to hedge its exposure to volatility in fuel market prices. These swaps at December 31, 2002 were designated as cash flow hedges for accounting purposes and matured during 2003. See Note 19. Management uses a sensitivity analysis to assess the changes in fuel prices. The primary assumption used in this model is a hypothetical 10% increase in the price of fuel at December 31, 2003. As a result of this analysis, management determined that the impact on operations and cash flows of a hypothetical 10% increase in fuel prices would not be material to the operations and cash flows of SCL.

ITEM 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Sea Containers Ltd.
Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Sea Containers Ltd. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sea Containers Ltd. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ Deloitte & Touche LLP

New York, New York
March 12, 2004

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets

December 31,	2003	2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$213,313	$218,022
Accounts receivable, net of allowances of $9,790 and $9,365	151,521	134,036
Prepaid expenses and other	55,498	53,860
Asset sale receivables	40,284	35,844
Advances on asset purchase contracts	6,539	5,242
Containers at cost, less accumulated depreciation of $493,544 and $512,724	470,287	551,712
Ships at cost, less accumulated depreciation of $135,567 and $140,897	1,165,436	1,105,143
Assets under capital leases, less accumulated depreciation of $19,169 and $14,748	12,494	15,574
Real estate and other fixed assets at cost, less accumulated depreciation of $100,787 and $92,619	140,698	179,377
Inventories	45,991	46,061
Investments	356,024	323,541
Goodwill	12,054	31,867
Other intangible assets, net	52,711	55,620
Other assets	39,067	40,935

	$2,761,917	$2,796,834

Liabilities and Shareholders' Equity
Working capital facilities	$2,235	$1,651
Accounts payable	125,799	143,454
Accrued liabilities	299,862	268,063
Manufacturer accounts payable, notes payable, bank loans and other purchase obligations in respect of containers	353,910	407,358
Mortgage loans in respect of ships	698,323	579,849
Obligations under capital leases	8,260	11,763
Bank loans in respect of real estate and other fixed assets	143,756	264,036
Senior notes	305,806	422,783
Senior subordinated debentures	79,571	98,485
Deferred revenue	10,799	11,025

	2,028,321	2,208,467

Minority interest	1,783	1,535

Shareholders' equity:
Preferred shares $.01 par value (15,000,000 shares authorized): Issued—150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000
Class A common shares $.01 par value (60,000,000 shares authorized): Issued—20,932,548 shares (2002—19,500,115)	209	195
Class B common shares $.01 par value (60,000,000 shares authorized): Issued—14,413,595 shares (2002—14,419,614)	144	144
Paid-in capital	415,107	389,693
Retained earnings	871,691	761,364
Accumulated other comprehensive loss	(179,077)	(188,303)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	731,813	586,832

Commitments and contingencies	—	—

	$2,761,917	$2,796,834

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations

Year ended December 31,	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Revenue	$1,644,709	$1,614,860	$1,215,759
Other	39,989	22,365	54,054

	1,684,698	1,637,225	1,269,813

Expenses:
Depreciation and amortization	113,471	113,710	109,742
Operating	1,199,513	1,118,005	847,984
Selling, general and administrative	219,739	231,006	173,550

Total expenses	1,532,723	1,462,721	1,131,276

Gain on sale of ferry assets and non-recurring charges	54,000	—	—

Earnings from operations before net finance costs	205,975	174,504	138,537
Interest expense, net of capitalized interest	(95,319)	(124,993)	(123,814)
Interest and related income	10,026	10,323	7,933

Net finance costs	(85,293)	(114,670)	(115,881)

Earnings before minority interest and income taxes	120,682	59,834	22,656
Minority interest	—	(10,958)	(11,052)

Earnings before income taxes	120,682	48,876	11,604
Provision for income taxes	8,224	5,860	5,970

Net earnings	112,458	43,016	5,634
Preferred share dividends	1,088	1,088	1,088

Net earnings on class A and class B common shares	$111,370	$41,928	$4,546

Earnings per class A and class B common share:
Basic	$5.28	$2.08	$0.24

Diluted	$5.20	$2.07	$0.24

Dividends per class A common share	$0.05	$0.225	$0.30

Dividends per class B common share	$0.045	$0.204	$0.272

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

Year ended December 31,	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings on class A and class B common shares	$111,370	$41,928	$4,546

Adjustments to reconcile net earnings to net cash provided by operating activities:
Preferred share dividends	1,088	1,088	1,088
Depreciation and amortization	113,471	113,710	109,742
(Gain)/loss on sale of assets	(101,391)	139	(23,146)
Undistributed (earnings)/losses of affiliates and other non-cash items	(30,197)	(7,550)	(27,409)
Non-recurring charges relating to asset writedowns	31,000	—	—
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Decrease in receivables	3,171	35,292	11,944
(Increase)/decrease in inventories	(5,910)	487	(380)
(Decrease)/increase in accounts payable, accrued liabilities and other liabilities	(24,178)	8,638	28,915

Total adjustments	(12,946)	151,804	100,754

Net cash provided by operating activities	98,424	193,732	105,300

Cash flows from investing activities:
Capital expenditures	(37,625)	(123,718)	(90,612)
Acquisitions and investments, net of cash acquired	—	(85,503)	(40,799)
Net proceeds on sale of ferry and other fixed assets	228,562	8,834	76,249

Net cash provided by/(used in) investing activities	190,937	(200,387)	(55,162)

Cash flows from financing activities:
Issuance of common shares	24,655	127	47
Issuance of long-term debt	52,701	202,201	162,916
Sale of OEH shares by SCL	—	68,650	1,518
Cash reduction from deconsolidation of OEH	—	(56,355)	—
Principal payments under long-term debt	(123,670)	(163,345)	(139,893)
Payment of loans upon disposal of ferry and other fixed assets	(109,698)	—	—
Purchase and retirement of notes and debentures	(136,323)	(9,700)	(9,059)
Payment of preferred share dividends	(1,088)	(1,088)	(1,088)
Payment of common share dividends	(1,043)	(4,326)	(5,504)
Purchase and retirement of OEH shares	—	—	(1,407)
Working capital facilities and redrawable loans (repaid)/drawn	(18,542)	(41,824)	34,092

Net cash (used in)/provided by financing activities	(313,008)	(5,660)	41,622

Effect of exchange rate changes on cash and cash equivalents	18,938	13,401	(2,657)

Net (decrease)/increase in cash and cash equivalents	(4,709)	1,086	89,103
Cash and cash equivalents at beginning of year	218,022	216,936	127,833

Cash and cash equivalents at end of year	$213,313	$218,022	$216,936

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity

	Redeemable Preferred Shares at Liquidation Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held by a Subsidiary	Total Comprehensive Income(Loss)
	(Dollars in thousands)
Balance, January 1, 2001	$15,000	$168	$146	$351,590	$724,720	$(175,806)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	—	47	—	—	—
Conversion of class B common shares	—	1	(1)	—	—	—	—
Dividends on common and preferred shares	—	—	—	—	(6,592)	—	—
Comprehensive income:
Net earnings	—	—	—	—	5,634	—	—	$5,634
Other comprehensive income/(loss) for the year	—	—	—	—	—	(23,215)	—	(23,215)
Cumulative effect of change in accounting principle	—	—	—	—	—	(7,526)	—	(7,526)

								$(25,107)

Balance, December 31, 2001	15,000	169	145	351,637	723,762	(206,547)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	—	79	—	—	—
Issuance of common shares under employee stock option plan	—	—	—	48	—	—	—
Issuance of class A common shares to acquire a subsidiary	—	25	—	37,929	—	—	—
Conversion of class B common shares	—	1	(1)	—	—	—	—
Dividends on common and preferred shares	—	—	—	—	(5,414)	—	—
Comprehensive income:
Net earnings	—	—	—	—	43,016	—	—	$43,016
Other comprehensive income/(loss) for the year	—	—	—	—	—	18,244	—	18,244

								$61,260

Balance, December 31, 2002	15,000	195	144	389,693	761,364	(188,303)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	—	18	—	—	—
Issuance of common shares under employee stock option plan	—	—	—	9	—	—	—
Issuance of class A common shares in public offering, net of issuance costs	—	14	—	24,614	—	—	—
Dividends on common and preferred shares	—	—	—	—	(2,131)	—	—
Gain on sale of OEH common shares by OEH, net of costs	—	—	—	773	—	—	—
Comprehensive income:
Net earnings	—	—	—	—	112,458	—	—	$112,458
Other comprehensive income/(loss) for the year	—	—	—	—	—	9,226	—	9,226

								$121,684

Balance, December 31, 2003	$15,000	$209	$144	$415,107	$871,691	$(179,077)	$(391,261)

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

        For purposes of these Notes, the "Company" refers to Sea Containers Ltd., and "SCL" refers to Sea Containers Ltd. and its subsidiaries. "OEH" refers to Orient-Express Hotels Ltd., an equity investment of the Company engaged in the hotel and leisure business (see Notes 2 and 4). "GE SeaCo" refers to GE SeaCo SRL, a container leasing joint venture company between the Company and General Electric Capital Corporation accounted for under the equity method (see Note 4(b)). "GNER" refers to Great North Eastern Railway Ltd., a wholly-owned subsidiary of the Company and operator of SCL's passenger rail franchise in Great Britain. "Silja" refers to Silja Oyj Abp, a wholly-owned subsidiary of the Company based in Finland engaged in ferry operations in the northern Baltic Sea (see Note 4(a)).

        Certain items in 2002 and 2001 have been reclassified to conform with the current year's presentation.

        "FASB" means Financial Accounting Standards Board and "APB" means Accounting Principles Board, the FASB's predecessor. "SFAS" means Statement of Financial Accounting Standards of the FASB. "FIN" means an accounting interpretation of the FASB.

(b) Cash and cash equivalents

        Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

        Included in cash and cash equivalents is approximately $46,700,000 (2002—$28,300,000) held by GNER under a liquidity maintenance requirement imposed by the U.K. Strategic Rail Authority and there are restricted deposits in other subsidiaries of approximately $8,000,000 (2002—$15,000,000).

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

        Real estate, train and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method. The depreciation rates on freehold buildings and train assets range from 25 to 50 years and on machinery and other remaining assets from 5 to 25 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease term.

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

(e) Intangible assets and goodwill

        In accordance with the adoption SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002, goodwill and indefinite-lived assets must be evaluated annually to determine impairment. Those intangible assets that will continue to be classified as goodwill and other intangibles with indefinite lives are no longer amortized. Intangible assets with finite lives will continue to be amortized using the straight-line method over their estimated useful lives. For the year ended December 31, 2001, intangible assets and goodwill were amortized using the straight-line method over the estimated useful lives of the related assets, over 40 years for trademarks and licenses and primarily 40 years for goodwill. See Note 8.

(f) Revenue recognition

        Container assets are revenue-earning under operating leases and, accordingly, the financial statements reflect such operating lease rentals as revenue. With respect to sales-type leases, a gain or loss is calculated in accordance with SFAS No. 13, "Accounting for Leases" and is included in revenue. Ferry and rail revenues are recognized upon completion of the train or ferry journey. Hotel revenue is recognized when a service is performed. Deferred revenue consisting of deposits paid in advance are recognized as revenue when the services are performed and upon completion of the train or ferry journeys. Deferred revenue amounted to $10,799,000 at December 31, 2003 (2002—$11,025,000). Revenues under management contracts are recognized based upon the attainment of certain financial results, primarily revenue and operating earnings, in each contract as defined.

(g) Other

        Other in the statements of consolidated operations comprises gains/(losses) on asset sales and earnings from unconsolidated affiliates.

        Gains/(losses) on asset sales were $6,390,000 in 2003 (2002—$1,530,000, 2001—$20,787,000). During 2003, $5,000,000 of the gains related to the sale of land at the port of Newhaven and $1,390,000 to container disposals. During 2002, gains of $2,883,000 related to the sale by the Company of OEH shares and losses of $4,434,000 related to container disposals.

        Earnings from unconsolidated companies include SCL's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees. See Note 4(b).

(h) Government subsidy

        In 2001, operating expenses included $7,000,000 which was received from the British government in respect of an expense subsidy for GNER. Under the GNER franchise agreement, 2001 was the last year any expense subsidy was due and, accordingly, no amount has been included in 2002 or 2003.

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

        Diluted earnings per class A and class B common share for each year are computed by dividing net earnings by the sum of the weighted average number of common shares outstanding (excluding voting shares owned by a subsidiary), the weighted average number of shares reserved for conversion of outstanding convertible preferred shares (if dilutive) and the dilutive effect of stock options. Common shares to be issued, assuming conversion of convertible preferred shares, were not included in the 2002 and 2001 computations of diluted earnings per class A and class B common share because to do so would have been anti-dilutive. The number of common shares excluded from the calculation was 478,622 in each of the years ended December 31, 2002 and 2001. Diluted earnings per class A and class B common share were the same as basic for 2001 as the conversion of stock options did not affect the computation.

        The number of shares used in computing basic and diluted earnings per share at year end was as follows (in thousands):

December 31,	2003	2002	2001
Basic	21,081	20,199	18,530
Effect of dilution	556	23	27

Diluted	21,637	20,222	18,557

(k) Interest expense, net

        SCL capitalizes interest during the construction of assets. Interest expense is net of capitalized interest of $nil (2002—$1,168,000, 2001—$1,815,000).

(l) Marketing costs

        Marketing costs, including website research and planning costs, are expensed as incurred and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $74,454,000 in 2003 (2002—$56,906,000, 2001—$46,796,000).

(m) Interest and related income

        Interest and related income in 2003 includes foreign exchange gains of $8,099,000 (2002—$7,236,000, 2001—$3,454,000). In addition, interest and related income in 2002 included a gain of $1,000,000 on redemption of Silja convertible bonds, and in 2001 a gain of $2,141,000 on retirement of senior notes and subordinated debentures. Also included is interest on receivables related to sales-type leases.

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

(q) Stock-based compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", as amended, and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares. Compensation expense for stock appreciation rights is recorded annually based on the quoted market price of the Company's shares at the end of the period.

        If compensation cost for the Company's stock option plans had been determined based on fair values as of the date of grant, SCL's net earnings and earnings per share would have been reported as follows (dollars in thousands, except in share amounts):

Year ended December 31,	2003	2002	2001
Net earnings on common shares:
As reported	$111,370	$41,928	$4,546
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(323)	(368)	(315)

Pro forma	$111,047	$41,560	$4,231

Basic and diluted earnings per share:
As reported:
Basic	$5 28	$2.08	$0.24

Diluted	$5.20	$2.07	$0.24

Pro forma:
Basic	$5.27	$2.06	$0.23

Diluted	$5.18	$2.06	$0.23

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

(r) Impairment of long-lived assets and goodwill

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment would be recognized when expected future undiscounted operating cash flows are lower than the carrying value. In the event that an impairment occurs, the fair value of the related asset is estimated, and SCL records a charge to earnings calculated as the excess of the asset's carrying value over the estimated fair value.

        In accordance with SFAS No. 142, indefinite-lived intangible assets and goodwill must be evaluated annually for impairment. Goodwill impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. To determine fair value, SCL relies on valuation models utilizing discounted cash flows.

(s) Derivative financial instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, No. 138 and No. 149. SFAS No. 133 requires SCL to record all derivatives on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in operating expense in the consolidated statements of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss in shareholders' equity and are recognized in interest expense in the statements of consolidated operations when the hedged item affects earnings. The ineffective portion of a hedging derivative's change in the fair value will be immediately recognized in either operating or interest expense as appropriate in the consolidated statements of operations. If the derivative is not designated as a hedge for accounting purposes, the change in its fair value is recorded in either operating or interest expense as appropriate in the consolidated statements of operations.

        SCL management formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. SCL links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. SCL links all hedges that are designated as cash flow hedges to forecasted transactions or to floating rate liabilities on the balance sheet. Management also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, SCL will discontinue hedge accounting prospectively.

        The initial adoption of SFAS No. 133 resulted in an unrealized loss of $7,526,000 in accumulated other comprehensive income/(loss) as of January 1, 2001. For the year ended December 31, 2003, the change in the fair market value of derivative instruments resulted in a credit to other comprehensive loss of $54,000 (2002—$6,843,000). See Note 20.

(t) Recent accounting pronouncements

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SCL adopted SFAS No. 149 on July 1, 2003, and adoption had no effect on SCL's financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. With the exception of certain financial measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was adopted in fiscal 2003. The implementation of SFAS No. 150 had no material effect on SCL's financial condition or results of operations.

        In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", which requires companies to provide additional information about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Revised SFAS No. 132 is effective for fiscal years beginning after June 15, 2004, with earlier adoption encouraged. SCL adopted revised SFAS No. 132 on December 31, 2003 and, accordingly, the additional information has been provided in the notes to the financial statements.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. Under FIN No. 45, SCL will record a liability at the inception of a transaction representing the fair value of the guarantee and maintain the liability until it is relieved of the contingent obligation. FIN No. 45 requires the fair value of the guarantee to be recorded for all guarantees issued or modified after December 31, 2002. The recognition of this liability results in delayed recognition of revenue until the guarantee has been settled or expired. FIN No. 45 also provides for disclosure regarding existing guarantees. The adoption of the initial recognition and measurement provisions of FIN No. 45 did not have a material effect on SCL's financial position or results of operations. The disclosures required have been provided in the notes to the financial statements.

        In December 2003, the FASB issued revised FIN No. 46, "Consolidation of Variable Interest Entities", which addresses the consolidation of certain types of entities including special purpose entities. Revised FIN No. 46 requires a variable interest entity to be consolidated if SCL's investment in the entity (regardless of the date it was created) will absorb a majority of the entity's expected losses and/or residual returns if they occur, and must be applied by March 31, 2004. SCL does not believe that adoption of revised FIN No. 46 will have any impact on its financial position or results of operations.

2.     Sales of OEH shares and deconsolidation

        In November and December 2003, OEH sold 3,450,000 newly-issued OEH class A common shares in a public offering at $16.00 per share, thereby reducing the Company's economic interest in OEH to about 42%. As a result, SCL recognized a gain in 2003 of $773,000, which was recorded directly to shareholders' equity in respect of the offering in accordance with the provisions of SEC Staff Accounting Bulletin No. 51. The Company in 2003 sold none of the OEH common shares that it owns.

        During 2002, the Company sold 4,921,500 existing OEH class A common shares at an average price of $13.96 per share, including 3,100,000 shares on November 14, 2002. SCL recognized in 2002 a gain of $2,883,000 relating to its sale of the shares. Effective November 14, 2002, because the

Company's economic interest in OEH dropped below 50% to approximately 47% and the Company does not otherwise have control over OEH, the Company began to account for its investment in OEH under the equity method of accounting.

        During 2001, the Company sold 75,200 existing OEH class A common shares at an average price of $20.27 per share, and OEH purchased 100,000 of its outstanding class A common shares at an average price of $13.99 per share which were cancelled. As a result, SCL recognized in 2001 a gain of $551,000 relating to its sale of OEH shares.

3.     Gain on sale of ferry assets and non-recurring charges

        Included in Gain on sale of ferry assets and non-recurring charges in 2003 are the following items (dollars in thousands):

Year ended December 31,	2003
Gain on sale of ferry assets	$100,000
Non-recurring charges	46,000

Gain on sale of ferry assets and non-recurring charges	$54,000

(a) Gain on sale of ferry assets

        On July 18, 2003, the Company completed the sale of its indirect wholly-owned subsidiary Sea Containers Isle of Man Ltd., which was the holding company of SCL's Isle of Man Steam Packet ferry business (collectively "Steam Packet"). The sale was to Windwood Limited, a company unaffiliated with SCL and controlled by Montagu Private Equity Ltd., formerly a private equity arm of HSBC Holdings plc. Steam Packet operated passenger, vehicle and freight ferry services between the Isle of Man in the Irish Sea and England, Northern Ireland and the Republic of Ireland. The sale price was approximately $242,000,000, paid in cash, which resulted in a gain on sale of approximately $100,000,000. Under separate contractual agreements, SCL will continue to charter a vessel and provide certain administrative services to Steam Packet. SCL retains its remaining ferry service in the Irish Sea between Northern Ireland and Scotland for which Steam Packet will provide certain administrative services also under separate contractual agreement.

(b) Non-recurring charges

        As a result of the sale of Steam Packet and SCL's concurrent restructuring of its fast ferry business, an impairment evaluation was performed in accordance with the guidelines of SFAS No. 144. This indicated that the carrying value of certain ship and ship-related assets exceeded the expected future cash flows attributable to these assets, resulting in an impairment. The total impairment charge recognized during the third quarter of 2003 was approximately $15,000,000 determined by taking the excess of the carrying value over the estimated fair value. Fair value was determined using estimated future discounted cash flows and external valuations where applicable.

        In connection with the restructuring of some of SCL's ferry routes, SCL recorded a severance charge for approximately 400 employees of approximately $10,000,000, all of which has been paid in 2003.

        Other non-recurring charges of approximately $5,000,000 were incurred including $3,700,000 relating to the Company's exchange offers for a portion of its publicly-traded debt (see Note 11). These costs consisted of legal and other professional fees.

        In addition, during the third quarter of 2003 management implemented a plan to sell certain specifically identified container assets and applied the provisions of SFAS No. 144. This indicated that the carrying value of certain container assets exceeded the expected future cash flows attributable to these assets, resulting in an impairment. The total impairment charge recognized during 2003 was approximately $16,000,000 determined by taking the excess of the carrying value over the estimated fair value. Fair value was determined by using estimated future discounted cash flows. This required that these assets be valued at the lower of their respective carrying amount or fair value less costs to sell. The carrying value of container assets held for sale at December 31, 2003, after disposing of containers having net book value of $7,000,000 in the fourth quarter of 2003, was approximately $15,000,000.

4.     Significant acquisitions and investments

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

        The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition (May 1, 2002) and resulted in assigning value to Silja trademarks of $24,918,000. The trademarks are considered to have indefinite useful lives and will not be amortized, in accordance with SFAS No. 142. The following table shows the allocation of the purchase price (dollars in thousands):

December 31,	2002
Cash	$14,216
Other current assets	43,965
Property, plant and equipment	503,452
Trademarks	24,918
Inventories	6,332

592,883
Purchase price, including SCL class A common shares issued, cash and the carrying value of the existing investment in Silja	211,141

Liabilities assumed	$381,742

        Prior to May 2002, SCL had accounted for its initial investment in Silja under the equity method. Since the date of acquisition, the results of operations have been included in the consolidated financial results of SCL. The pro forma impact on results, had this acquisition occurred on January 1, 2002, is not material.

Acquisitions by Orient-Express Hotels Ltd:

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat' Saisons in Oxfordshire, England, all for approximately $40,000,000. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75% share interest in Maroma Resort and Spa near Cancun, Mexico. The purchase price was paid in cash, with $1,000,000 paid in March of 2003.

        On April 27, 2001, OEH acquired the Bora Bora Lagoon Resort in French Polynesia, a hotel previously managed by OEH, for a cash price of approximately $19,600,000. OEH funded most of the purchase price with bank mortgage finance.

        On January 17, 2001, OEH acquired the Miraflores Park Hotel in Lima, Peru. Because OEH's 50%/50% hotel joint venture in Peru had an option to purchase the hotel at cost which, if exercised, would have resulted in OEH becoming the exclusive long-term manager of the hotel, it was accounted for in 2001 as an equity investment by OEH. Because the option lapsed, the hotel has been accounted for as an acquisition with effect from December 31, 2001. The purchase price of approximately $17,000,000 was paid largely by the assumption of existing debt, with the balance paid in cash and the issuance of notes to the seller.

        No goodwill was recognized on these transactions. The acquisitions in 2002 and 2001 have been accounted for as purchases in accordance with SFAS No. 141. The results of operations have been included in the consolidated financial results of OEH from the dates of acquisition, and the assets and liabilities of the acquired companies have been recorded at their fair value at the dates of acquisition. Pro forma data have not been presented as the revenues and net earnings resulting from these 2002 and 2001 acquisitions would not have had a material impact in the year of acquisition.

(b) Investments

        Investments represent equity interests of 20% to 50% in any unconsolidated companies. SCL does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. SCL's principal equity investees are as follows:

GE SeaCo SRL

        GE SeaCo and its subsidiaries are engaged in the container leasing business. The Company and General Electric Capital Corporation each have a 50% interest in GE SeaCo. See Note 22 regarding transactions between SCL and GE SeaCo.

Orient-Express Hotels Ltd.

        OEH and its subsidiaries are engaged in the hotel and leisure business. Effective November 14, 2002, because the Company's economic interest in OEH dropped below 50% and the Company does not otherwise have control over OEH, the Company began to account for its investment in OEH under the equity method of accounting (see Note 2). As of December 31, 2003, SCL had a 42% interest in OEH. See Note 22 regarding transactions between SCL and OEH.

        SCL's interest income related to loans and advances to its equity investees amounted to $nil in 2003 (2002—$5,197,000, 2001—$6,702,000). See Note 1(g).

        Summarized financial data for SCL's unconsolidated companies for the periods during which the investments were held by SCL are as follows (dollars in thousands):

December 31,	2003	2002
Current assets	$232,580	$186,804
Property, plant and equipment, net	1,530,561	1,281,101
Other assets	244,586	172,171

Total assets	$2,007,727	$1,640,076

Current liabilities	$218,514	$206,558
Long-term debt	1,064,739	827,123
Other liabilities	24,938	32 390
Total shareholders' equity	699,536	574,005

Total liabilities and shareholders' equity	$2,007,727	$1,640,076

Year ended December 31,	2003	2002	2001
Revenue	$419,934	$336,929	$599,804

Earnings from operations before net finance costs	$99,468	$60,994	$86,527

Net earnings	$30,868	$30,879	$30,716

5.     Real estate and other fixed assets

        The major classes of real estate and other fixed assets are as follows at year end (dollars in thousands):

December 31,	2003	2002
Freehold and leased land and buildings	$132,761	$161,110
Machinery and equipment	55,707	60,448
Fixtures, fittings and office equipment	53,017	50,438

	241,485	271,996
Less: accumulated depreciation	100,787	92,619

	$140,698	$179,377

6.     Asset sale receivables

        The components of asset sale receivables are as follows at year end (dollars in thousands):

December 31,	2003	2002
Gross asset sale receivable	$43,477	$39,252
Unearned income	3,193	3,408

Asset sale receivables	$40,284	$35,844

        Contractual maturities of SCL's gross asset sale receivables subsequent to December 31, 2003 are as follows (dollars in thousands):

Year ending December 31,
2004	$27,223
2005	7,880
2006	5,475
2007	2,200
2008	699

$43,477

7.     Assets under capital lease

        The following is an analysis of assets leased under capital leases by major classes at year end (dollars in thousands):

December 31,	2003	2002
Machinery and equipment	$8,887	$8,857
Real estate and other fixed assets	22,776	21,465

	31,663	30,322
Less: accumulated depreciation	19,169	14,748

	$12,494	$15,574

        The following is a schedule of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2003 (dollars in thousands):

Year ending December 31,
2004	$5,272
2005	2,748
2006	747
2007	552
2008	7

Minimum lease payments	9,326
Less: amount of interest contained in above payments	1,066

Present value of minimum lease payments	$8,260

        The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases. In the normal course of business, SCL has an option to purchase certain leases at a bargain purchase option. In other cases, the leases will be renewed or replaced upon expiration.

8.     Intangible assets and goodwill

        Effective January 1, 2002, SCL adopted the provisions of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements establish financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically they address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.

        SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill must be evaluated annually for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Intangible assets with finite lives will continue to be amortized using the straight-line method over their estimated useful lives.

        SCL is required to perform goodwill impairment test on an annual basis. The impairment testing was performed in two steps, first, by a determination of impairment based upon the fair value of a reporting unit as compared to its carrying value and, second, if there was an impairment, by the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. As of December 31, 2003 and 2002, SCL determined the carrying values of all its operating segments were less than their respective derived fair values, indicating that there was no impairment of the recorded goodwill and indefinite-lived intangible assets. To determine fair value, SCL relied on valuation models utilizing discounted cash flows. For goodwill valuation purposes only, the revised fair value of each reporting unit was allocated to the assets and liabilities of the respective units to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently.

        Intangible assets consist of the following (dollars in thousands):

December 31,	2003	2002
Intangible assets not subject to amortization:
Goodwill	$12,054	$31,867
Trademarks	24,918	24,918
Other intangible assets at cost	1,443	1,092

	38,415	57,877

Intangible assets subject to amortization:
Other intangibles at cost	52,803	52,566
Less: accumulated amortization	(26,453)	(22,956)

	26,350	29,610

Total	$64,765	$87,487

        During 2003, amortization expense of $3,473,000 (2002—$3,501,000) was approximately $3,700,000 lower than 2001, due to the adoption of SFAS No. 142. Amortization for the succeeding five years is expected to be approximately $3,500,000 annually.

        The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows (dollars in thousands):

	Ferry Segment	Rail Segment	Container Segment	Leisure Segment	Other Segment	Total
Balance as of January 1, 2002	$22,091	$—	$5,665	$2,144	$3,779	$33,679
Deconsolidation of OEH	—	—	—	(2,144)	—	(2,144)
Foreign currency translation	—	—	—	—	332	332

Balance as of December 31, 2002	22,091	—	5,665	—	4,111	31,867
Sale of ferry assets	(20,145)	—	—	—	—	(20,145)
Foreign currency translation	—	—	—	—	332	332

Balance as of December 31, 2003	$1,946	$—	$5,665	$—	$4,443	$12,054

        The following pro forma information reconciles the net earnings and earnings per share reported for the year ended December 31, 2001 to adjusted net earnings and earnings per share which reflect the adoption of SFAS No. 142 (dollars in thousands, except per share amounts):

Year ended December 31, 2001
Reported earnings on common shares	$4,546
Add: Amortization of goodwill and indefinite-lived intangible assets, net of tax	3,704

Adjusted earnings on common shares	$8,250

Reported earnings per common share	$0.24
Add: Amortization of goodwill and indefinite-lived intangible assets, net of tax, per share (basic)	0.20

Adjusted earnings per share (basic)	$0.44

Reported earnings per common share	$0.24
Add: Amortization of goodwill and indefinite-lived intangible assets, net of tax, per share (diluted)	0.19

Adjusted earnings per share (diluted)	$0.43

9.     Working capital facilities

        Working capital facilities at year end are comprised of the following, all repayable within one year (dollars in thousands):

December 31,	2003	2002
Unsecured working capital facilities, with a weighted average interest rate of 6.04% and 4.57%, respectively	$2,235	$1,651

        There are additional working capital lines of credit in place but not drawn amounting to $129,800,000 (2002—$39,200,000), of which $60,700,000 (2002—$10,700,000) is undrawn under secured revolving credit facilities (see Note 10). The working capital facilities are issued by various financial institutions and have various expiration dates.

10.   Long-term debt (other than senior notes and subordinated debentures)

        Long-term debt at year end consists of the following (dollars in thousands):

December 31,	2003	2002
Container manufacturer accounts payable, notes payable and bank loans payable over periods of 1 to 8 years, with a weighted average interest rate of 3.39% and 3.86%, respectively	$353,910	$407,358
Ship mortgage loans payable over periods of 1 to 13 years, with a weighted average interest rate of 3.40% and 4.72%, respectively	698,323	579,849
Loans from banks secured by real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 5.39% and 6.62%, respectively	143,756	264,036

	$1,195,989	$1,251,243

        Containers are secured to financial institutions as collateral for debt obligations. The ship loans are secured by first or second mortgages on the vessels and are shown net of cash totalling $6,656,000 (2002—$6,656,000) which is held as security for, or otherwise allocated to, repayment of obligations in respect of certain ships.

        Included in container long-term debt is a maximum $198,800,000 revolving credit facility with a group of banks secured by container equipment. SCL may borrow on a revolving basis until October 25, 2004 and must repay the balance outstanding at that date. Interest on the facility ranges from 2.25% to 2.70% over LIBOR. At December 31, 2003, $129,000,000 (2002—$128,000,000) was outstanding under this facility.

        Also included in long-term debt is a $226,701,000 securitization facility secured by container equipment. A bankruptcy-remote subsidiary of the Company formed to facilitate asset securitization issued a senior note in the principal amount of $206,321,000 which is non-recourse to the Company and its other subsidiaries. The senior note began its nine-year amortization schedule in October 2002 and, in January 2004, began early amortization requiring net cash flow of the subsidiary to be used to pay down principal. The Company issued an effectively subordinated $20,380,000 note for the balance of the facility. The subordinated note began its five-year amortization period in October 2001. The overall interest rate is approximately 1.10% to 1.31% over LIBOR. At December 31, 2003, $223,201,000 (2002—$279,615,000) was outstanding under this facility.

        In November 2003, Silja entered into a €341,000,000 ($430,000,000) term loan and revolving credit facility agreement with a syndicate of banks guaranteed by the Company, and the Company entered into a related €54,000,000 ($68,000,000) loan facility agreement with the same syndicate. The non-revolving credit portion of the Silja loan is repayable in installments with interest on both portions at EURIBOR plus 1.625% p.a. and a final maturity in October 2010. The Company loan is also repayable in installments with interest at EURIBOR plus 2.125% p.a. maturing in October 2008. The primary security for both facilities are mortgages on certain of Silja's ships, with the Company loan subordinated to the Silja loan. Proceeds of the loans have been used to refinance existing debt with the balance available for general corporate purposes.

        At December 31, 2003, SCL was in full compliance with all the requirements of the credit and financing agreements evidencing its long-term debt. These requirements included financial covenants to maintain specified minimum debt service coverage, minimum interest coverage and minimum net worth and not to exceed specified leverage. The carrying value of the long-term debt approximated its fair value due to the variable-rate nature of the respective borrowings.

        The following is a summary of the aggregate maturities of long-term debt at December 31, 2003. The 2004 amount includes $161,000,000 due under bank-syndicated loan facilities that SCL expects to extend or refinance (dollars in thousands):

Year ending December 31,
2004	$277,536
2005	135,665
2006	138,289
2007	145,480
2008	135,982
2009 and thereafter	363,037

$1,195,989

        In addition, syndicates of banks have provided GE SeaCo with $155,500,000 of credit facilities to fund new container purchases. Also, a bankruptcy-remote subsidiary of GE SeaCo formed to facilitate asset securitization has a $417,500,000 container securitization facility consisting of $267,500,000 of term notes issued in November 2002 which amortize over ten years and a $150,000,000 revolving note which, if not extended, converts to a ten-year term note in November 2004. At December 31, 2003, GE SeaCo had borrowed $511,000,000 (2002—$368,100,000) under these facilities, none of which is guaranteed by the Company or General Electric Capital Corporation.

        Also the Company has guaranteed through 2010 one half of a €7,156,000 ($9,026,000) bank loan of Speedinvest Ltd., owner of the Adriatic fast ferry in which SCL has a 50% interest. This guarantee existed prior to December 31, 2002.

11.   Senior notes and subordinated debentures

(a) 9 1/2% and 10 1/2% senior notes due 2003

        The aggregate $158,798,000 principal amount of 9 1/2% and 10 1/2% senior notes due 2003 of the Company matured on July 1, 2003 and were either repaid on that date or exchanged for new 13% senior notes due 2006 of the Company referred to below.

(b) 10 3/4% senior notes due 2006

        The aggregate principal amount of these notes is $115,000,000 (including $573,000 of unamortized discount). They bear interest at 10 3/4% per annum, payable semi-annually, and were originally issued at a discount to yield 11% per annum. They are redeemable, in whole or in part, at the option of the Company, at a price of 105.375% of the principal amount on and after October 15, 2003, 102.688% on and after October 15, 2004, and 100% on and after October 15, 2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on October 15, 2006. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2003 was approximately $118,000,000 based upon available market quotes.

(c) 13% senior notes due 2006

        These notes in the aggregate principal amount of $22,475,000 were issued on June 27, 2003 in exchange for an equal principal amount of 9 1/2% and and 10 1/2% senior notes due 2003 referred to above. They bear interest at 13% per annum, payable semi-annually, and are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount on or after July 1,

2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on July 1, 2006. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2003 was approximately $24,000,000 based on available market quotes.

(d) 7 7/8% senior notes due 2008

        The aggregate principal amount of these notes is $149,750,000 and they bear interest at 7 7/8% per annum, payable semi-annually. They are redeemable, in whole or in part, at the option of the Company at a price of 103.938% of the principal amount on or after on February 15, 2003, 101.969% on or after February 15, 2004, and 100% on and after February 15, 2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on February 15, 2008. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2003 was approximately $148,000,000 based upon available market quotes.

(e) 12 1/2% senior notes due 2009

        These notes in aggregate principal amount of $19,154,000 were issued on July 23, 2003 in exchange for an equal principal amount of 12 1/2% senior subordinated debentures due 2004 referred to below. They bear interest at 12 1/2% per annum, payable semi-annually and are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount on or after July 1, 2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on December 1, 2009. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2003 was approximately $20,000,000 based on available market quotes.

(f) 12 1/2% senior subordinated debentures due 2004

        The aggregate principal amount of these debentures is $79,729,000 (including $158,000 of unamortized discount) and they bear interest at 12 1/2% per annum, payable semi-annually. The Company issued these debentures in two tranches. The first tranche designated series A was sold at a discount while the second tranche designated series B was sold at a premium, both of which are being amortized over the life of the debentures. The effective annual interest rate on the total principal amount is 12.75%. The debentures are subordinated to all existing and future superior indebtedness, but rank senior to certain subordinated indebtedness, and are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount. The debentures may also be redeemed by the Company in the event of certain tax law changes. The debentures have no sinking fund requirement and come due on December 1, 2004. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the debentures at a price of 101% of the principal amount. The fair value of these debentures as of December 31, 2003 was approximately $81,000,000 based upon available market quotes.

12.   Pension plans

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

        The significant weighted-average assumptions used to determine benefit obligations and net periodic costs are as follows:

Year ended December 31,	2003	2002	2001
Discount rate	5.4%	5.6%	6.0%
Assumed rates of compensation increases	3.0%	2.7%	3.5%
Expected long-term rate of return on plan assets	6.9%	6.4%	6.5%

        The significant weighted-average assumptions used to determine benefit obligations at year end are as follows:

	December 31,
	2003	2002
Discount rate	5.6%	6.0%
Assumed rate of compensation increase	3.0%	2.7%

        The discount rate essentially represents the risk-free rate of return on high-quality corporate bonds at the end of the year in the country in which the assets are held.

        In determining the expected long-term rate of return on assets, management has evaluated input from SCL's actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the respective plans to determine the average rate of earnings expected on the funds invested. The projected returns by these consultants are based on broad equity and bond indices, including fixed interest rate gilts of long-term duration since the plans are predominantly in the U.K. SCL's expected long-term rate of return is based on a planned asset allocation of 58% in equity investments, with an expected long-term rate of return of 6.9%, and 42% in fixed income investments, with an expected long-term rate of return of 6.9%.

        The changes in the benefit obligation, the plan assets and the funded status for the four plans were as follows (dollars in thousands):

Year ended December 31,	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$192,008	$153,230
Benefit obligations transferred in	4,977	11,322
Service cost	4,363	4,507
Interest cost on projected benefit obligation	11,057	9,642
Plan participants' contributions	1,607	1,439
Actuarial gain/(loss)	31,197	(110)
Benefits paid	(9,967)	(6,094)
Curtailment gain	341	—
Foreign currency translation	26,083	18,072

Benefit obligation at end of year	261,666	192,008

Change in plan assets:
Fair value of plan assets at beginning of year	138,410	132,394
Plan assets transferred in	4,165	15,429
Actual return on plan assets	19,579	(25,389)
Employer contributions	8,843	6,280
Plan participants' contributions	1,607	1,439
Benefits paid	(9,967)	(6,094)
Foreign currency translation	18,529	14,351

Fair value of plan assets at end of year	181,166	138,410

Funded status	(80,500)	(53,598)

Unrecognized net actuarial loss	94,103	69,136
Unrecognized prior service cost	424	663
Unrecognized transition amount	985	396

Net amount recognized	$15,012	$16,597

        The amounts recognized in the consolidated balance sheets consist of the following (dollars in thousands):

	December 31,
	2003	2002
Prepaid benefit cost	$2,506	$1,947
Accrued benefit cost	(54,383)	(35,950)
Intangible assets	1,409	1,059
Accumulated other comprehensive loss	65,480	49,541

Net amount recognized	$15,012	$16,597

        The components of net periodic benefit cost consist of the following (dollars in thousands):

Year ended December 31,	2003	2002	2001
Service cost	$4,363	$4,507	$4,264
Interest cost on projected benefit obligation	11,057	9,642	8,723
Expected return on assets	(9,337)	(9,386)	(9,673)
Net amortization and deferrals	3,985	1,473	505

Net periodic benefit cost	$10,068	$6,236	$3,819

        The weighted-average asset allocations of SCL's plans as of December 31, 2003 and 2002 by asset category as a percentage of plan assets are as follows:

December 31,	2003	2002
Equity investments	60.0%	61.4%
Fixed income investments	40.0%	38.6%

	100.0%	100.0%

        Additional information about SCL's pension plans is as follows (dollars in thousands):

Year ended December 31,	2003	2002
Increase in minimum pension liability	$15,939	$49,541

        SCL expects to contribute $7,961,000 to its pension plans in 2004. The following benefit payments, which reflect assumed future service, are expected to be paid (dollars in thousands):

Year ending December 31,
2004	$9,966
2005	10,253
2006	10,522
2007	10,858
2008	11,173
2009 to 2013	60,149

$112,921

        The accumulated benefit obligation for all pension plans was $230,048,000 as of December 31, 2003 (2002—$173,780,000). Three pension plans included in 2003 and 2002 above and one pension plan included in 2001 above had accumulated benefit obligations in excess of plan assets at December 31, 2003, 2002 and 2001, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of these plans were, in aggregate, $247,101,000 (2002—$181,262,000, 2001—$27,309,000), $219,816,000 (2002—$163,030,000, 2001—$26,581,000), and $165,433,000 (2002—$126,196,000, 2001—$19,169,000), respectively.

        While SCL operates GNER, it is responsible for providing pension benefits for the relevant employees who participate in a multiple-employer plan covering many British rail franchises. SCL's net periodic benefit cost under this pension plan for 2003 was $5,081,000 (2002—$2,088,000, 2001—$6,188,000). These amounts are excluded from the amounts disclosed above relating to the four significant defined benefit plans.

13.   Income taxes

        The provision for income taxes consists of the following (dollars in thousands):

Year ended December 31, 2003	Current	Deferred	Total
United States	$469	$(721)	$(252)
Other foreign	5,244	3,232	8,476

	$5,713	$2,511	$8,224

Year ended December 31, 2002	Current	Deferred	Total
United States	$1,006	$(1,648)	$(642)
Other foreign	7,054	(552)	6,502

	$8,060	$(2,200)	$5,860

Year ended December 31, 2001	Current	Deferred	Total
United States	$1,722	$1,450	$3,172
Other foreign	4,242	(1,444)	2,798

	$5,964	$6	$5,970

        The Company is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax assets/liabilities recognized in the consolidated balance sheets at year end are comprised of the following (dollars in thousands):

December 31,	2003	2002
Gross deferred tax assets (operating loss carry forwards)	$66,052	$46,145
Less: Valuation allowance	(30,110)	(17,407)

Net deferred tax assets	35,942	28,738
Deferred tax liabilities	(11,480)	(7,206)

Net deferred tax assets	$24,462	$21,532

        The gross deferred tax assets relate primarily to tax loss carryforwards. In addition, during 2002, SCL recognized a deferred tax asset of $19,663,000 (2002—$14,684,000) representing the future tax benefits of accrued pension costs recognized in other comprehensive income pursuant to SFAS No. 87, "Employers' Accounting for Pensions". The deferred tax asset is included in other assets. The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

14.   Supplemental cash flow information

Year ended December 31,	2003	2002	2001
	(Dollars in thousands)
Cash paid for:
Interest	$104,477	$117,692	$129,829

Income taxes	$2,610	$5,534	$6,399

        Non-cash investing and financing activities:

        In conjunction with acquisitions (see Note 4(a)), liabilities were assumed as follows (dollars in thousands):

Year ended December 31	2003	2002	2001
Fair value of assets acquired	$—	$814,814	$51,769
Class A common shares issued and cash paid	—	(129,775)	(36,600)
Carrying value of existing investment	—	(137,061)	—

Liabilities assumed	$—	$547,978	$15,169

15.   Employee stock option and stock appreciation rights plans

(a) Stock option plans

        Under the Company's 1997 stock option plan, options to purchase up to 500,000 class A or B common shares of the Company may be awarded to employees of SCL at fair market value at the date of grant. Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2003, 251,050 class A common shares were reserved for issuance pursuant to options awarded to 75 persons. The 1986 stock option plan of the Company terminated in 1996. At December 31, 2003, 9,000 class A common shares of the Company were reserved for issuance pursuant to options awarded to three persons.

        No charges or credits are made to income with respect to options awarded or exercised under the plans since all options to employees are awarded at market value at date of grant.

        Transactions under the Company's plans have been as follows:

Year ended December 31, 2003	Shares	Option Price
Outstanding at beginning of period	252,300	$8.55-$30.00
Granted	172,250	$6.30-$15.60
Terminated	(163,500)	$6.30-$30.00
Exercised	(1,000)	$8.55

Outstanding at end of period	260,050	$6.30-$30.00

Exercisable at end of period	24,000	$16.00-$30.00

Year ended December 31, 2002	Shares	Option Price
Outstanding at beginning of period	218,900	$8.55-$30.00
Granted	49,000	$9.00-$16.20
Terminated	(10,000)	$21.75-$30.00
Exercised	(5,600)	$8.55

Outstanding at end of period	252,300	$8.55-$30.00

Exercisable at end of period	96,000	$16.00-$30.00

Year ended December 31, 2001	Shares	Option Price
Outstanding at beginning of period	162,500	$16.00-$30.00
Granted	58,400	$8.55
Terminated	(2,000)	$30.00
Exercised	—

Outstanding at end of period	218,900	$8.55-$30.00

Exercisable at end of period	54,000	$16.00-$25.125

        The options outstanding under the Company's plans at December 31, 2003 were as follows:

			Weighted Average of
	Number of Shares
				Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/2003	Exercisable at 12/31/2003	Remaining Contractual Lives
$6.30	129,750	—	9.1	$6.30	—
$8.55	51,300	—	7.8	$8.55	—
$9.00	10,000	—	7.7	$9.00	—
$11.00	10,000	—	8.8	$11.00	—
$15.60	35,000	—	9.8	$15.60	—
$16.00	9,000	9,000	0.8	$16.00	$16.00
$25.125	5,000	5,000	4.8	$25.125	$25.125
$30.00	10,000	10,000	5.6	$30.00	$30.00

	260,050	24,000

        As discussed in Note 1(q), these plans are accounted for under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock options with exercise prices equal to the market price of the shares on the date of grant. Estimates of fair values of stock options on the grant dates in the Black-Scholes option-pricing model were based on the following assumptions:

Year ended December 31,	2003	2002	2001
Expected price volatility range	39.53%	39.69%	52.60%
Risk-free interest rate range	3.05%	2.78%	4.62%
Expected dividends	0.42%	1.76%	1.89%
Expected life of stock options	5 years	5 years	5 years
Weighted average fair value	$2.47	$3.92	$3.74

(b) Stock appreciation rights plan

        The 1991 stock appreciation rights plan of the Company terminated in 2001 and provided that the Company could grant to SCL employees stock appreciation rights ("SARs") with respect to class A common shares of the Company. SARs entitle the holder to a cash amount equal in value to the excess of the fair market value of the common shares at the time of exercise of the SARs over the fair market value of the common shares at the time the SARs were granted. All outstanding SARs are currently exercisable and must be exercised ten years from the date of grant. At December 31, 2003, 39,000 SARs (2002—46,000, 2001—61,000) were outstanding. There was no charges to earnings arising from SARs in the years ended December 31, 2003, 2002 and 2001.

16.   Shareholders' equity

(a) Redeemable preferred shares

        The $7.25 convertible cumulative preferred shares are convertible at the option of the holder at any time, unless previously redeemed, into class B common shares of the Company at a conversion price of $31.34 per share (equivalent to a conversion rate of approximately 3.19 class B common shares for each preferred share), subject to adjustment under certain conditions. They provide for cumulative dividends at the annual rate of $7.25 per share payable quarterly and are redeemable at the option of the Company, in whole or in part, at a redemption price of $100.00 per share. Any preferred shares outstanding on May 6, 2005 must be redeemed at $100.00 per share plus any accrued and unpaid dividends. This redemption feature is contingent upon the holders not having previously exercised their conversion rights. Accordingly, these securities are not considered mandatorily redeemable securities in accordance with SFAS No. 150.

(b) Dual common share capitalization

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

(c) Shareholder rights agreement

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

(d) Reserved shares

        At December 31, 2003, 512,000 common shares have been reserved for options granted or available under the 1986 and 1997 stock option plans of the Company (see Note 15(a)), 478,622 class B common shares have been reserved for issuance upon conversion of the $7.25 convertible cumulative preferred shares (see Note 16(a)), and 14,500,000 class A common shares have been reserved for conversions of class B common shares (see Note 16(b)). Out of authorized preferred shares, 300,000 have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders (see Note 16(c)).

(e) Acquired shares

        A total of 12,900,000 class B common shares were owned by a subsidiary of the Company at December 31, 2003. Under applicable law, these shares are outstanding and may be voted by the subsidiary, although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(f) Certain restrictions on payment of dividends

        SCL is party to certain credit agreements which restrict the payment of dividends and the purchase of common shares. Under these agreements, approximately $199,000,000 was available at December 31, 2003 (2002—$122,000,000) for the payment of cash dividends and the purchase of shares.

(g) Shares issued

        In December 2003, the Company sold 1,423,800 newly issued class A common shares in an SEC-registered public shelf offering raising net proceeds of about $24,700,000.

17.   Rental income under operating leases and charters

        The following are the minimum future rentals at December 31, 2003 due SCL under operating leases of containers and leases of property and other fixed assets (dollars in thousands):

Year ending December 31,
2004	$48,820
2005	30,894
2006	22,605
2007	13,725
2008	7,150
2009 and thereafter	7,687

$130,881

        Of the total above, related party rental payments due from GE SeaCo amounted to $76,867,000 (2002—$125,564,000).

18.   Commitments and contingencies

(a) Commitments

        Outstanding contracts to purchase fixed assets were approximately $16,000,000 at December 31, 2003 (2002—$14,000,000).

        Future rental payments under operating leases in respect of equipment rentals and leased premises are payable by SCL as follows (dollars in thousands):

Year ending December 31,
2004	$269,785
2005	104,795
2006	9,491
2007	8,733
2008	7,178
2009 and thereafter	64,559

$464,541

        Of the total above, $353,566,000 in 2004 and 2005 relates to rental payments by GNER in respect of leases of rolling stock and access charges for railway infrastructure. These commitments are payable only while GNER holds the passenger rail franchise which is currently scheduled to expire in April 2005.

        Rental expense for the year ended December 31, 2003 amounted to $215,664,000 (2002—$169,706,000, 2001—$249,184,000).

(b) Contingencies

Strategic Rail Authority

        GNER experienced disruption of its services following an accident in October 2000, for which Network Rail and its predecessor were required to pay compensation under the track access agreement. Network Rail owns and maintains substantially all of the railway infrastructure in Britain. GNER has contracted with Network Rail for track access based on the level of service GNER provides. Because of disputes, both GNER and Network Rail withheld contractual payments due during 2001 through March 2002, when payments resumed. As a result of separate arbitration awards under different parts of the track access agreement, Network Rail's liability to compensate GNER was confirmed and proceedings continued as to the amounts due. In December 2003, GNER and Network Rail reached agreement settling GNER's claims arising from the service disruption and relieving GNER from the obligation to repay amounts previously withheld, other than £4,500,000 ($7,900,000) of track access charges over withheld.

        The Strategic Rail Authority ("SRA") which is the franchisor under GNER's passenger rail franchise agreement has separately claimed a portion of the compensation recognized by GNER in its settlement with Network Rail. The SRA's claim amounts to about £25,000,000 ($45,000,000). GNER has been advised by its legal counsel that GNER has no obligation to the SRA for this claim under the franchise agreement. GNER and the SRA are currently engaged in discussions to resolve this dispute. If the parties do not reach agreement, the dispute between GNER and the SRA would be submitted to arbitration. Because these discussions may be unsuccessful and GNER may have to make payments to the SRA, SCL has recorded a liability in its accounts for this dispute.

        The settlement with Network Rail and the provision for the separate SRA claim have resulted in SCL's recognition of an approximate $6,000,000 gain for the year ended December 31, 2003, which has been recorded as a reduction in operating expenses consistent with SCL's classification of contract payments with Network Rail and the SRA.

GNER performance bond

        GNER has undertaken since 1996 to reimburse the SRA its costs in the event GNER breaches its franchise agreement to the extent that the SRA must award the franchise to another operator. This undertaking is secured by a surety bond issued by an insurance company in the amount of $60,080,000 which the Company has guaranteed and which is partly cash collateralized.

19.   Derivative financial instruments

(a) Interest rate swap agreements

        SCL is exposed to interest rate risk on its floating rate debt (both U.S. dollar and euro) and tries to manage the impact of interest rate changes on earnings and cash flows. SCL's policy is to enter into interest rate swap agreements from time to time to hedge the variability in interest rate cash flows due to interest rate risk on floating rate debt. At December 31, 2003, SCL had a fixed rate interest rate swap, which has been designated as a cash flow hedge. Since its designation as a cash flow hedge, changes in fair value that represent the effective portion of the swap are accumulated in other comprehensive income/(loss). No ineffectiveness was recognized in earnings during 2003, 2002 and 2001. Amounts accumulated in other comprehensive income/(loss) will be reclassified into earnings as the hedged interest cash flows are accrued. The fair value of this swap at December 31, 2003 was a $12,570,000 liability (2002—$10,956,000 liability). SCL had no other interest rate swap agreements at December 31, 2003 and 2002.

(b) Fuel swap agreements

        SCL uses commodity futures contracts from time to time to procure a portion of its fuel requirements and to hedge its exposure to volatility in fuel market prices. SCL has, when considered appropriate, entered into swap agreements to fix the price of fuel. At December 31, 2003, SCL had a fuel swap designated as a cash flow hedge of forecasted purchases of fuel, which was entered on December 23, 2003, matures over the next 12 months and had an immaterial fair value at December 31, 2003. SCL had no other fuel swap agreements at December 31, 2003. At December 31, 2002, a $932,000 receivable was accumulated in other comprehensive income/(loss) representing the effective portions of fuel swap hedges that matured and were reclassified into earnings in 2003. No ineffectiveness was recognized during the years ended December 31, 2003, 2002 and 2001.

(c) Foreign exchange risk management

        From time to time, SCL utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with SCL's international transactions. These contracts establish the exchange rates at which SCL will purchase or sell at a future date the contracted amount of currencies for specified foreign currencies. SCL utilizes forward contracts which are short-term in nature and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. No contracts were outstanding at December 31, 2003.

20.   Accumulated other comprehensive income/(loss)

        The accumulated balances for each component of other comprehensive income/(loss) are as follows (dollars in thousands):

December 31,	2003	2002
Foreign currency translation adjustments	$(131,584)	$(152,598)
Derivative financial instruments	(1,614)	(1,024)
Minimum pension liability, net of tax	(45,879)	(34,681)

	$(179,077)	$(188,303)

        The components of other comprehensive income/(loss) are as follows (dollars in thousands):

Year ended December 31,	2003	2002	2001
Net earnings	$112,458	$43,016	$5,634
Foreign currency translation adjustments	21,014	46,082	(22,874)
Cumulative effect of change in accounting principles (SFAS 133)	—	—	(7,526)
Change in fair value of derivatives	(590)	6,843	(341)
Additional minimum pension liability, net of tax	(11,198)	(34,681)	—

Comprehensive income/(loss)	$121,684	$61,260	$(25,107)

21.   Information concerning financial reporting for segments and operations in different geographical areas

        SCL's business activities are grouped into four main reporting segments. The first segment is the operation of ferry transport services in the Baltic Sea, English Channel, Irish Sea and New York harbor. This business is referred to as "Ferry operations". The second segment is the operation of passenger rail transport services through GNER in Great Britain. This business is referred to as "Rail operations". The third segment is leasing of cargo containers (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment. This business is referred to as "Container operations". The fourth segment historically has been the ownership and/or management of hotels, restaurants, tourist trains and a river cruiseship located worldwide through OEH. This business is referred to as "Leisure operations". During 2002, SCL's economic interest in OEH dropped below 50% and the Company began to account for its investment in OEH under the equity method of accounting (see Note 2). This change is reflected in the 2002 segment information from the date OEH was deconsolidated (November 14, 2002). "Other operations" include the Corinth Canal, real estate development, perishable commodity production and trading, and publishing activities. Transactions between reportable segments are not material.

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

        Financial information regarding these business segments is as follows, with net finance costs being net of capitalized interest and interest and related income (dollars in thousands):

Year ended December 31,	2003	2002	2001
Revenue:
Ferry operations	$786,601	$576,585	$204,227
Rail operations	723,219	695,775	623,870
Container operations	109,221	111,861	122,322
Leisure operations	—	209,016	252,236
Other operations	25,668	21,623	13,104

	$1,644,709	$1,614,860	$1,215,759

Other:
Ferry operations	$417	$(718)	$32,998
Rail operations	—	—	—
Container operations	23,685	11,116	11,393
Leisure operations	10,887	9,084	9,112
Other operations	5,000	2,883	551

	$39,989	$22,365	$54,054

Depreciation and amortization:
Ferry operations	$51,568	$35,337	$24,172
Rail operations	13,352	9,243	8,597
Container operations	47,364	53,561	59,688
Leisure operations	—	14,355	16,356
Other operations	1,187	1,214	929

	$113,471	$113,710	$109,742

Earnings from operations before net finance costs:
Ferry operations	$30,255	$51,423	$22,742
Rail operations	84,083	68,893	45,316
Container operations	35,985	23,499	30,568
Leisure operations	10,887	41,275	52,738
Other operations	6,563	4,452	681

	167,773	189,542	152,045
Gain from sale of ferry assets and non-recurring charges	54,000	—	—
Corporate costs	(15,798)	(15,038)	(13,508)

	205,975	174,504	138,537
Net finance costs	(85,293)	(114,670)	(115,881)

Earnings before minority interest and income taxes	120,682	59,834	22,656
Minority interest	—	(10,958)	(11,052)

	120,682	48,876	11,604
Provision for income taxes	8,224	5,860	5,970

Net earnings	112,458	43,016	5,634
Preferred share dividends	1,088	1,088	1,088

Net earnings on class A and class B common shares	$111,370	$41,928	$4,546

Capital expenditure:
Ferry operations	$17,985	$56,673	$15,963
Rail operations	2,654	2,971	3,448
Container operations	13,445	18,540	26,305
Leisure operations	—	45,008	37,630
Other operations	3,541	526	7,266

	$37,625	$123,718	$90,612

December 31,	2003	2002
Identifiable assets:
Ferry operations	$1,416,883	$1,416,696
Rail operations	252,081	235,271
Container operations	816,838	887,720
Leisure operations	223,592	212,704
Other operations	52,523	44,443

	$2,761,917	$2,796,834

        Non-U.S. domestic operations accounted for more than 97% of revenue and for 100% of earnings before net finance costs in 2003 (2002—96% and 94%, 2001—92% and 90%). Containers are regularly moving between countries in international commerce over hundreds of trade routes. SCL has no knowledge of, or control over, the movement of containers under lease or the location of leased containers at any moment in time. Based on container leases in force at December 31, 2003, containers may touch ports in more than 100 different countries worldwide. It is therefore impossible to assign revenues or assets of container operations by geographical areas.

        Ferry operations and identifiable assets are mainly carried on and held in north Europe and Scandinavia. Rail operations and assets are based in Britain. Leisure operations are spread throughout the world with no one country representing more than 10% of the revenue or identifiable assets in 2002 and 2001.

22.   Related party transactions

        For the year ended December 31, 2003, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $26,213,000 (2002—$33,101,000, 2001—$47,447,000). Also in 2003, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides management and administration services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $32,936,000 (2002—$30,690,000, 2001—$29,157,000). For the year ended December 31, 2003, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $17,434,000 (2002—$23,713,000, 2001—$13,694,000). In addition, in 2003, GE SeaCo paid interest of $nil on loans from SCL (2002—$50,000, 2001—$401,000) and at year end, SCL had a loan balance of $3,000,000 due from GE SeaCo (2002—$6,000,000). At December 31, 2003, a receivable of $30,342,000 (2002—a receivable of $20,245,000) remains outstanding for GE SeaCo in respect of all the above, which is included in accounts receivable on SCL's consolidated balance sheet and most of which is settled in the following quarter.

        For the year ended December 31, 2003, SCL received from OEH $4,631,000 (2002—$5,899,000, 2001—$5,508,000) for the provision of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, office facilities, and system and computer services. These were provided under a shared services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. The agreement had an initial term of one year and is automatically renewed annually unless it is terminated by SCL or OEH. The Company has guaranteed since March 2000 a bank loan to OEH in an outstanding principal amount of $19,088,000 at December 31, 2003 (2002—$112,854,000). This guarantee is being cancelled in March 2004.

        SCL received from Silja, prior to its acquisition in May 2002, fees for the provision of various services which amounted to $400,000 in 2002 (2001—$1,200,000). These services were provided on the basis of reimbursement of SCL's costs as approved by the board of directors of Silja. Included in the 2001 fee amount was interest charged on a two-month borrowing in the amount of $2,302,000 by Silja under a maximum $16,500,000 seasonal line of credit provided by SCL during the year. SCL also charters a SuperSeaCat to Silja to operate on the Helsinki-Tallin route for which $1,260,000 was paid to SCL in 2002 (2001—$3,832,000), and SCL charters from Silja a floating passenger terminal located at Liverpool for which $56,000 was paid to Silja in 2002 (2001—$144,000). The amounts paid in 2002 relate to the period prior to acquisition.

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)
2003
Revenue and Other:
Ferry operations	$192,301	$236,906	$216,007	$141,804
Rail operations	196,272	197,364	156,933	172,650
Container operations	32,180	31,919	35,901	32,906
Leisure operations	3,877	3,824	4,412	(1,226)
Other operations	8,550	10,126	6,718	5,274

	$433,180	$480,139	$419,971	$351,408

Earnings/(losses) before net finance costs:
Ferry operations	$6,113	$28,874	$7,902	$(12,634)
Rail operations	20,864	28,757	13,759	20,703
Container operations	9,289	8,734	9,396	8,566
Leisure operations	3,877	3,824	4,412	(1,226)
Other operations	784	4,771	835	173

	40,927	74,960	36,304	15,582
Gain from sale of ferry assets and non-recurring charges	(6,000)	60,000	—	—
Corporate costs	(4,039)	(4,067)	(3,604)	(4,088)
Net finance costs	(17,792)	(19,577)	(21,339)	(26,585)

Earnings/(losses) before income taxes	13,096	111,316	11,361	(15,091)
Provision for/(benefit from) income taxes	1,192	10,300	1,767	(5,035)

Net earnings/(losses)	11,904	101,016	9,594	(10,056)
Preferred share dividends	(272)	(272)	(272)	(272)

Net earnings/(losses) on class A and class B common shares	$11,632	$100,744	$9,322	$(10,328)

Earnings/(losses) per class A and class B common share:
Basic	$0.55	$4.79	$0.44	$(0.49)

Diluted	$0.54	$4.68	$0.44	$(0.49)

Dividends per class A common share	$0.0250	$0.0250	$—	$—

Dividends per class B common share	$0.0225	$0.0225	$—	$—

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)
2002
Revenue and Other:
Ferry operations	$167,916	$235,492	$144,566	$27,893
Rail operations	201,648	194,373	151,525	148,229
Container operations	32,721	29,421	27,512	33,323
Leisure operations	2,248	83,088	79,094	53,670
Other operations	3,548	4,892	7,504	8,562

	$408,081	$547,266	$410,201	$271,677

Earnings/(losses) before net finance costs:
Ferry operations	$12,353	$25,807	$18,524	$(5,261)
Rail operations	24,635	19,368	15,787	9,103
Container operations	8,303	5,416	2,642	7,138
Leisure operations	2,248	15,791	17,901	5,335
Other operations	(2,616)	238	2,608	4,222

	44,923	66,620	57,462	20,537
Corporate costs	(3,883)	(3,907)	(3,743)	(3,505)
Net finance costs	(26,459)	(31,867)	(29,001)	(27,343)

Earnings/(losses) before minority interest and income taxes	14,581	30,846	24,718	(10,311)
Minority interest	—	(3,827)	(6,959)	(172)

Earnings/(losses) before income taxes	14,581	27,019	17,759	(10,483)
Provision for/(benefit from) income taxes	280	8,863	1,490	(4,773)

Net earnings/(losses)	14,301	18,156	16,269	(5,710)
Preferred share dividends	(272)	(272)	(272)	(272)

Net earnings/(losses) on class A and class B common shares	$14,029	$17,884	$15,997	$(5,982)

Earnings/(losses) per class A and class B common share:
Basic and diluted	$0.67	$0.85	$0.79	$(0.32)

Dividends per class A common share	$—	$0.075	$0.075	$0.075

Dividends per class B common share	$—	$0.068	$0.068	$0.068

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of December 31, 2003 and found no material deficiencies or weaknesses. There have been no changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

        The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 61	Senior Counsel (retired) of Appleby Spurling & Kempe (attorneys)	1980
W. Murray Grindrod, 68	Chairman of Grindrod Ltd. (a shipping, transport and financial services company)	1986
Robert M. Riggs, 70	Senior Counsel of Carter Ledyard & Milburn LLP (attorneys)	1976
Philip J.R. Schlee, 80	Chairman of Robert Anderson & Co. Ltd. (a private investment firm)	1976
Charles N.C. Sherwood, 44	Partner of Permira Advisers Ltd. (a private equity investment firm)	1996
James B. Sherwood, 70	President of the Company	1974
Michael J.L. Stracey, 71	Executive Vice President-Finance (retired) of the Company	1986

        The principal occupation of each director during the last five years is that shown in the table, except that Mr. Campbell was a member of Appleby Spurling & Kempe until March 1999 and retired as Senior Counsel in July 2003, Mr. Riggs retired as a member of Carter Ledyard & Milburn LLP in December 2003, and Mr. Stracey was Executive Vice President—Finance of the Company until his retirement in 1997. Mr. Campbell is also a non-executive director and Chairman of the Risk and Audit Committee of The Bank of Bermuda Ltd., a subsidiary of HSBC Holdings plc, and a non-executive director and Chairman of the Nominations and Governance Committee of Argus Insurance Company Ltd., a public company listed on the Bermuda Stock Exchange.

        Mr. Sherwood is also a director and Chairman of OEH, and Mr. Campbell is a director of OEH.

        Mr. Charles Sherwood is the stepson of Mr. Sherwood.

        The Board of Directors has established a standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes of SCL and the audits of its financial statements. Messrs. Grindrod, Riggs and Stracey are the committee members. The Board has determined that Messrs. Grindrod and Stracey meet the audit committee independence rules of the SEC and the New York Stock Exchange, but has made no determination regarding Mr. Riggs. He may not qualify as independent because of his position as Senior Counsel of Carter Ledyard & Milburn LLP, a firm providing legal services to SCL. It is anticipated that Mr. Riggs will meet the audit committee independence requirements by July 2005 when they become applicable to the Company. The Board has designated Mr. Stracey as the audit committee financial expert as defined under SEC rules.

Executive Officers

        The executive officers of the Company are as follows:

Name, Age	Position
James B. Sherwood, 70	President since 1974
David G. Benson, 60	Senior Vice President—Passenger Transport since 1997
Daniel J. O'Sullivan, 65	Senior Vice President—Finance and Chief Financial Officer since 1997
James A. Beveridge, 55	Vice President—Administration and Property since 1997
Angus R. Frew, 45	Vice President—Containers since 2002
Christopher W.M. Garnett, 58	Vice President—Rail since 1997
Edwin S. Hetherington, 54	Vice President, General Counsel and Secretary since 1997
Nicholas J. Novasic, 52	Vice President—Corporate Finance, North America since 2003
Guy N. Sanders, 44	Vice President—Funding since 2001
Duncan J.C. Scott, 43	Vice President—Information Services since 2003
James G. Struthers, 40	Vice President—Controller since 1999

        The principal occupation of each person during the last five years is shown in the table supplemented by the following information.

        Mr. Sherwood was the founder of the Company's container leasing predecessor company, Sea Containers Inc., in 1965.

        Mr. Benson was a Vice President in the Ferry Operations division of the Company from 1992.

        Mr. O'Sullivan was Senior Vice President—Finance and Treasurer of the Company from 1986.

        Before joining the Company, Mr. Beveridge was Group Finance Director of MEPC plc, a property company listed on the London Stock Exchange.

        Mr. Frew is a chartered accountant and held senior management positions in Europe with Seagram Spirits & Wine Group and in Europe and Asia with United Distillers & Vintners, the spirits and wine division of Diageo plc.

        Mr. Garnett, before joining the Company in 1995, was Commercial Director of Eurotunnel plc in charge of sales and marketing.

        Mr. Hetherington was General Counsel and Secretary of the Company from 1984.

        Mr. Novasic in 2000-2002 was Executive Vice President and Chief Financial Officer of Willis Lease Finance Corp., an aviation services company listed on NASDAQ, where he also served as a capital markets consultant in 2002 and 2003. He joined Willis after being Vice President—Funding, North America of the Company from 1987.

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

        Mr. Struthers in 1997-1999 was Finance Director of Eurostar (UK) Ltd., operator of high speed passenger train services between Britain and Continental Europe, and was previously the Group Financial Controller of SCL.

        As noted above under "Directors", Mr. Sherwood is also a director and officer of OEH. In addition, Mr. O'Sullivan is a director of OEH, Mr. Hetherington is Secretary of OEH, and Mr. Struthers is Vice President—Finance and Chief Financial Officer of OEH.

        The Board of Directors has adopted a code of business practices for the Company's principal executive, financial and accounting officers, which is filed as Exhibit 14 to this report.

ITEM 11. Executive Compensation

        Because the Company is a foreign private issuer, it is replying to this Item 11 pursuant to Item 402(a)(1)(ii) of SEC Regulation S-K.

        The following table shows the salary and bonus of the five highest compensated executive officers of the Company paid in cash during 2003, and of all executive officers as a group, for services to SCL in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation
James B. Sherwood	President and Director	$741,700
Daniel J. O'Sullivan	Senior Vice President—Finance and Chief Financial Officer	$587,500
David G. Benson	Senior Vice President—Passenger Transport	$460,300
Christopher W.M. Garnett	Vice President—Rail	$407,000
James A. Beveridge	Vice President—Administration and Property	$347,900
All executive officers as a group (11 persons)		$3,678,700

        The salary and bonus of Mr. Sherwood paid by OEH ($371,400) is excluded from the table above. Under the shared services agreement between SCL and OEH described in Item 13—Certain Relationships and Related Transactions below, part of the salaries and bonuses of Messrs. O'Sullivan and Hetherington paid by SCL are charged to OEH. See also Note 22 to the Financial Statements (Item 8 above).

        SCL has entered into agreements with four of its executive officers, including Messrs. Sherwood, O'Sullivan and Beveridge, entitling them to terminate employment in certain circumstances constituting a change in control of the Company and to receive an amount equal to three times each officer's annual compensation (five times in the case of Mr. Sherwood). Mr. Sherwood's agreement also requires the Company to pay the excise tax on his severance payment imposed pursuant to section 4999 of the U.S. Internal Revenue Code.

        Each of the directors other than Mr. Sherwood receives a fee of $2,750 for each meeting of the Board of Directors or a committee thereof which he attends, and is also paid an annual director retainer fee of $17,500. Aggregate attendance and retainer fees amounted to $161,500 in 2003. In addition, the Company paid consulting fees to Mr. Stracey in 2003 but his consulting arrangement was terminated during the year (see Item 13—Certain Relationships and Related Transactions below).

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

        Prior to 1997, SCL maintained a non-contributory defined benefit pension plan for United States employees, including U.S. citizen officers. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment, up to 21 credited years of service, and 44% of their average annual compensation (i.e., compensation averaged over the five highest consecutive years), plus 13% of the excess of average annual compensation over the amount of Social Security covered compensation. In 1997, SCL froze this defined benefit plan, so that the benefit payable to employees at their normal retirement date will be equal to the benefit that they had earned under the plan as of December 31, 1996. For 1997 and later years, SCL established a defined contribution pension plan for U.S. employees, including officers. This plan has a non-contributory feature under which the amount that SCL contributes to the plan, for each year, is allocated among participating employees in proportion to the amount of their compensation for that year. The amount of the annual contribution is determined by SCL in its discretion. The defined contribution plan also includes a 401(k) feature that permits employees to contribute amounts out of their compensation (up to $12,000 per employee in 2003).

        Under the defined benefit plans in the U.K. and U.S., currently estimated accrued annual benefits payable to executive officers amounted to approximately $889,000 in the aggregate at December 31, 2003, and under the defined contribution plan in the U.S., their account balances totalled $248,100 in the aggregate at the same date. See Note 12 to the Financial Statements.

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

        During 2003, options on an aggregate 77,000 Class A shares were granted to directors and executive officers under the plan at an exercise price of $6.30 or $15.60 per share. No options were exercised by directors or officers during the year, but previously granted options on 42,000 shares were voluntarily surrendered and cancelled by the optionees. At December 31, 2003, directors and executive officers held an aggregate of 127,000 options to purchase Class A shares under the plan. See Note 15(a) to the Financial Statements.

1986 Stock Option Plan

        The 1986 Stock Option Plan of the Company expired by its terms in 1996 but outstanding options continue in effect. The terms and manner of administration of the plan are substantially the same as the 1997 Stock Option Plan.

        During 2003, no options were exercised under the plan. Directors held an aggregate of 9,000 options on Class A common shares at December 31, 2003. See Note 15(a) to the Financial Statements.

        As provided in the plan, the Company has made loans since 1990 and 1992 to Mr. Hetherington in the aggregate principal amount of $106,800. These enabled him to exercise his stock options in prior years and pay the option prices, are secured by pledges of the shares acquired, and bear interest at 4% per annum.

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

        During 2003, no rights were exercised under the plan. At December 31, 2003, executive officers held an aggregate of 20,000 rights under the plan. See Note 15(b) to the Financial Statements.

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

Name and Address	No. of Class A and Class B Shares	Percent of Class A Shares(1)	Percent of Class B Shares
Contender 2 Ltd 22 Victoria Street Hamilton HM 12 Bermuda	12,900,000	37.5%	89.5%
James B. Sherwood(2) Sea Containers Services Ltd. 20 Upper Ground London SE1 9PF England	1,024,096	4.6%	6.8%
Donald Smith & Co. Inc.(3) East 80 Route 4, Suite 360 Paramus, New Jersey 07652	1,634,400	7.6%	—
Rutabaga Capital Management(4) 64 Broad Street, 3rd Floor Boston, Massachusetts 02109	1,522,300	7.1%	—
Royce & Associates LLC(5) 1414 Avenue of the Americas New York, New York 10019	1,160,000	5.4%	—

(1)
The percentage of Class A shares shown is based on the 21,510,029 Class A shares outstanding on March 5, 2004, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any, or upon exercise of stock options held by that person, if any.

(2)
Comprised of 30,500 Class A shares plus 978,596 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Sherwood has sole voting and dispositive power, and currently exercisable stock options on 15,000 Class A shares under the Company's 1997 Stock Option Plan.

(3)
The information with respect to Donald Smith & Co. Inc. ("Smith") relates only to Class A shares and is derived from its Schedule 13G report as of December 31, 2003 filed with the SEC. The report states that Smith is a registered investment advisor and that it has sole voting power with respect to 1,569,400 Class A shares and sole dispositive power with respect to 1,634,400 Class A shares.

(4)
The information with respect to Rutabaga Capital Management ("Rutabaga") relates only to Class A shares and is derived from its Schedule 13G report amended as of December 31, 2003 filed with the SEC. The report states that Rutabaga is a registered investment advisor and that it has sole voting power with respect to 994,500 Class A shares, shared voting power with respect to 527,800 Class A shares, and sole dispositive power with respect to 1,522,300 Class A shares.

(5)
The information with respect to Royce & Associates LLC ("Royce") relates only to Class A shares and is derived from its Schedule 13G report as of December 31, 2003 filed with the SEC. The report states that Royce is a registered investment advisor and that it has sole voting and dispositive power with respect to 1,160,000 Class A shares.

Directors and Executive Officers

        The following table and the footnotes below it contain information concerning the beneficial ownership of Class A common shares and Class B common shares of the Company by each director and executive officer of the Company and by all directors and executive officers of the Company as a group (including exercisable stock options). As noted above, certain of these directors and executive officers of the Company may be deemed to share beneficial ownership of the Class B shares held by

Contender because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares(1)		Percent of Class A Shares(2)
David G. Benson	500		—
James A. Beveridge	—		—
John D. Campbell	5,000	(3)	—
Angus R. Frew	—		—
Christopher W.M. Garnett	300		—
W. Murray Grindrod	5,000	(4)	—
Edwin S. Hetherington	11,588	(5)	—
Nicholas J. Novasic	3,200	(6)	—
Daniel J. O'Sullivan	—		—
Robert M. Riggs	14,322	(7)	—
Guy N. Sanders	—		—
Philip J.R. Schlee	112,272	(8)	—
Duncan J.C. Scott	—		—
Charles N.C. Sherwood	40,000		—
James B. Sherwood	1,024,096	(9)	4.6%
Michael J.L. Stracey	—		—
James G. Struthers	—		—
All directors and executive officers as a group (17 persons)	1,216,278	(10)	5.4%

(1)
Comprised of Class A shares over which the director or executive officer has sole voting and dispositive power, unless otherwise indicated.

(2)
The percentage of Class A shares for each person and the group shown in this table is based on the 21,510,029 Class A shares outstanding on March 5, 2004, plus the Class A shares issuable upon exercise of stock options on Class A shares held by that person or group and Class A shares issuable upon conversion of the Class B shares beneficially owned by that person or the group. Each shareholding is less than 1% except as indicated.

(3)
Comprised of 2,000 Class A shares over which Mr. Campbell has shared voting and dispositive power, and an option on 3,000 Class A shares under the Company's 1986 Stock Option Plan.

(4)
Comprised of 2,000 Class A shares over which Mr. Grindrod has shared voting and dispositive power, and an option on 3,000 Class A shares under the Company's 1986 Stock Option Plan.

(5)
Comprised of 11,538 Class A shares plus 50 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Hetherington has sole voting and dispositive power.

(6)
Comprised of 3,000 Class A shares over which Mr. Novasic has sole voting and dispositive power and 200 Class A shares over which he has shared voting and dispositive power.

(7)
Comprised of 10,040 Class A shares over which Mr. Riggs has sole voting and dispositive power, 1,282 Class A shares over which Mr. Riggs has shared voting and dispositive power, and an option on 3,000 Class A shares under the Company's 1986 Stock Option Plan.

(8)
Comprised of 31,538 Class A shares plus 80,734 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Schlee has sole voting and dispositive power.

(9)
Comprised of 30,500 Class A shares plus 978,596 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Sherwood has sole voting and dispositive power, and options on 15,000 Class A shares under the Company's 1997 Stock Option Plan.

(10)
Includes 978,596, 80,734 and 50 Class A shares issuable upon conversion of a like number of Class B shares owned by Messrs. Sherwood, Schlee and Hetherington, respectively, 9,000 Class A shares optioned under the Company's 1986 Stock Option Plan held by Messrs. Campbell, Grindrod and Riggs, and 15,000 Class A shares optioned under the Company's 1997 Stock Option Plan held by Mr. Sherwood.

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

Name	No. of Class A Shares		No. of Class B Shares	Combined Voting Power
Contender	—		12,900,000	77.9%
J.B. Sherwood	45,500	(1)	978,596	5.9%
Smith	1,569,400		—	0.9%
Rutabaga	1,522,300		—	0.9%
Royce	1,160,000		—	0.7%
All directors and executive officers as a group (17 persons)	156,898	(2)	13,959,380	84.4%

(1)
Comprised of 30,500 Class A shares plus 15,000 Class A shares optioned under the Company's 1997 Stock Option Plan.

(2)
Includes 24,000 Class A shares optioned under the Company's 1986 and 1997 Stock Option Plans.

        Contender and the Company's directors and executive officers hold in total approximately 39% in number of the outstanding Class A and Class B shares having approximately 84% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders. Other shareholders, accordingly, hold approximately 61% in number of the common shares having about 16% of combined voting power in the Company.

        Under Bermuda law, the Class B shares owned by Contender (representing approximately 78% of the combined voting power) are outstanding and may be voted by that subsidiary. The investment by Contender in Class B shares and the manner in which it votes those shares are determined by the members of its Board of Directors (two of whom are also directors and an officer of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary. Contender, therefore, has the ability to elect at least a majority of the members of the Board of Directors of the Company and to control the outcome of most matters submitted to a vote of the Company's shareholders.

        With respect to a number of matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it harder for a third party to acquire SCL without the consent of the Company's Board of Directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for "business combination" transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company's Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Also, the rights to purchase series A junior preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have antitakeover effects. See Note 16(c) to the Financial Statements. Although SCL management believes these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the Company's Board of Directors, these provisions apply even if the offer may be considered beneficial by many shareholders.

        Information under Item 201(d) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 13. Certain Relationships and Related Transactions

        The law firm of Carter Ledyard & Milburn LLP, from which Mr. Riggs retired as a member in 2003 but continues as Senior Counsel, renders legal services to SCL.

        Mr. Stracey, who was Executive Vice President—Finance of the Company for 16 years, retired as an officer in 1997, but acted as a consultant to the Company from time to time. He was compensated at the rate of $2,800 per day when working on SCL assignments, and was paid an aggregate of $19,600 for his services in 2003. Mr. Stracey and the Company terminated this consulting arrangement in October 2003.

        See also Note 22 to the Financial Statements (Item 8 above) regarding related party transactions.

Agreements with Orient-Express Hotels Ltd.

        In connection with the initial public offering of OEH shares in August 2000 and in anticipation of the separation of the two companies, SCL and OEH entered into the following agreements:

  Shared Services Agreement

        SCL and OEH entered into a shared services agreement covering the provision to OEH of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance and information technology. OEH also occupies space in offices leased by various subsidiaries of the Company in London and overseas. For these services, OEH pays a fee plus reimbursements approximating the costs of SCL in providing the services. OEH may terminate these arrangements on one year's notice.

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

Agreements with GE SeaCo SRL

        Pursuant to an Omnibus Agreement dated March 19, 1998, SCL, GE SeaCo, Genstar Container Corporation and GE Capital Container SRL established the GE SeaCo joint venture described under "Container Leasing" in Item 1—Business above. The latter two companies party to the Omnibus Agreement are subsidiaries of General Electric Capital Corporation. Under the agreement, SCL and GE SeaCo entered into a number of further agreements, the principal remaining ones being the following:

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

ITEM 14. Principal Accountant Fees and Services

        The following table presents the fees of Deloitte & Touche LLP, SCL's independent auditor, for audit and permitted non-audit services in 2003 and 2002:

	2003	2002
Audit fees	$2,110,000	$2,123,300
Audit-related fees	275,000	111,000
Tax fees	665,000	345,000
All other fees	—	—

Total	$3,050,000	$2,579,300

        Audit services consist of work performed in the preparation of audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, consents and comfort letters for SEC registration statements, accounting research and assistance, and implementation of new accounting standards.

        Audit-related services consist of assurance and related services that are normally performed by the independent auditor and that are reasonably related to the audit or review of financial statements but are not reported under audit services, including due diligence review in potential transactions and audits of benefit plans.

        Tax services consist of all services performed by the independent auditor's tax personnel, except those services specifically related to the audit or review of financial statements, and include fees in the areas of tax return preparation and compliance and tax planning and advice.

        Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.

        During 2003, the Audit Committee of the Company's Board of Directors established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor. Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year for each of four categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor. For 2003, when this policy was adopted, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Documents filed as a part of this report.

		Page Number
1.	Financial Statements
	Independent auditors' report	42
	Consolidated financial statements—years ended December 31, 2003, 2002 and 2001:
	Balance sheets (December 31, 2003 and 2002)	43
	Operations	44
	Cash flows	45
	Shareholders' equity	46
	Notes	47
2.	Financial Statement Schedules
	Schedule II—Valuation and qualifying accounts (years ended December 31, 2003, 2002 and 2001)	92
3.	Exhibits. The index to exhibits appears below, on the pages immediately following the signature pages to this report.
  (b)
  Reports on Form 8-K. During the fourth quarter of 2003, the Company filed the following Form 8-K Current Reports (other than the exhibits to the reports which were furnished to the SEC):

Date of Report	Item No.	Description
November 12, 2003	7 and 12	Third quarter 2003 earnings news release of the Company.
December 3, 2003	7 and 12	Excerpts from slide presentation by the Company to investors on December 3 and 4, 2003.

Sea Containers Ltd. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year ended December 31, 2003:
Allowance for doubtful accounts	$9,365,000	$2,242,000	$305,000	(2)	$2,959,000	(1)	$9,790,000

			$842,000	(3)
			$(5,000)	(4)
Year ended December 31, 2002:
Allowance for doubtful accounts	$8,037,000	$1,482,000	$246,000	(2)	$1,535,000	(1)	$9,365,000

			$1,572,000	(3)
			$58,000	(5)
			$(495,000	)(6)
Year ended December 31, 2001:
Allowance for doubtful accounts	$8,263,000	$711,000	$(80,000	)(2)	$915,000	(1)	$8,037,000

			$58,000	(3)

(1)
Bad debts written off—net of recoveries.

(2)
Foreign currency translation adjustments.

(3)
Reclassification from other balance sheet category.

(4)
Sale of subsidiary.

(5)
Acquisition of subsidiary companies.

(6)
Deconsolidation of OEH.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004	SEA CONTAINERS LTD.
	By:	/s/ JAMES B. SHERWOOD James B. Sherwood President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 15, 2004

Name	Title

/s/ JOHN D. CAMPBELL John D. Campbell	Director
/s/ W. MURRAY GRINDROD W. Murray Grindrod	Director
/s/ DANIEL J. O'SULLIVAN Daniel J. O'Sullivan	Senior Vice President-Finance and Chief Financial Officer (Principal Accounting Officer)
/s/ ROBERT M. RIGGS Robert M. Riggs	Director
/s/ PHILIP J.R. SCHLEE Philip J.R. Schlee	Director
/s/ CHARLES N.C. SHERWOOD Charles N.C. Sherwood	Director
/s/ JAMES B. SHERWOOD James B. Sherwood	President and Director (Principal Executive Officer)
/s/ MICHAEL J.L. STRACEY Michael J.L. Stracey	Director

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description
2	Exhibit 2 to July 18, 2003 Form 8-K Current Report (File No. 1-7560).	Agreement for Sale and Purchase of Sea Containers Isle of Man Ltd. dated July 14, 2003 among Sea Containers Ltd., Sea Containers Ports and Ferries Ltd. and Windwood Ltd.
3(a)	Exhibit 3(a) to June 30, 1992 Form 10-Q Quarterly Report (File No. 1-7560).	Memorandum of Association, Certificate of Incorporation and Memoranda of Increase of Share Capital, as amended through June 24, 1992.
3(b)		Bye-Laws, as amended through June 6, 2001.
4(a)	Exhibit 6 to Amendment No. 3 dated June 5, 1998 to Form 8-A Registration Statement (File No. 1-7560).	Rights Agreement between Sea Containers Ltd. and BankBoston N.A., as Rights Agent, dated as of May 9, 1988 and amended and restated as of June 1, 1998.
4(b)	Exhibit 4(b) to June 30, 1998 Form 10-Q Quarterly Report (File No. 1-7560).	Certificate of Designation of Terms of $7.25 Convertible Cumulative Preferred Shares.
4(c)	Exhibit 4(a) to September 30, 1998 Form 10-Q Quarterly Report (File No. 1-7560).
Second Amended and Restated Loan Agreement dated July 24, 1998 among Sea Containers Ltd. and certain subsidiaries, as Borrowers, and The Bank of Nova Scotia and other banks named therein, as Lenders (including Schedule 1 thereto).
4(d)	Exhibit 4(b) to September 30, 1998 Form 10-Q Quarterly Report (File No. 1-7560).	First Amendment dated August 21, 1998 to Second Amended and Restated Loan Agreement (Exhibit 4(c) above).
4(e)	Exhibit 4(a) to September 30, 1999 Form 10-Q Quarterly Report (File No. 1-7560).	Second Amendment dated July 30, 1999 to Second Amended and Restated Loan Agreement (Exhibit 4(c) above).
4(f)	Exhibit 4.1 to March 31, 2002 Form 10-Q Quarterly Report (File No. 1-7560).	Third Amendment dated April 30, 2002 to Second Amended and Restated Loan Agreement (Exhibit 4(c) above).
4(g)	Exhibit 4.2 to Form S-3 Registration Statement No. 33-52864.	Indenture dated November 1, 1992 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 12 1/2% Senior Subordinated Debentures Due 2004.
4(h)	Exhibit 4.2.1 to Form 8 Amendment No. 1 to Form 8-K Current Report dated January 28, 1993 (File No. 1-7560).	First Supplemental Indenture dated February 1, 1993 to Indenture dated November 1, 1992 (Exhibit 4(g) above).

4(i)	Exhibit 4(b) to March 31, 1998 Form 10-Q Quarterly Report (File No. 1-7560).	Second Supplemental Indenture dated April 23, 1998 to Indenture dated November 1, 1992 (Exhibit 4(g) above).
4(j)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-8458.	Indenture dated February 1, 1998 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 7 7/8% Senior Notes Due 2008.
4(k)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-11040.	Indenture dated October 1, 1999 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 10 3/4% Senior Notes Due 2006.
4(l)	Exhibit 4.2 to Form S-3 Registration Statement No. 333-11588.	Indenture dated February 1, 2000 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to Debt Securities issuable from time to time.
4(m)	Exhibit 4.1 to September 30, 2001 Form 10-Q Quarterly Report (File No. 1-7560).	Amended and Restated Indenture dated July 16, 2001 between Sea Containers SPC Ltd. and The Bank of New York, Trustee.
4(n)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-103995.	Indenture dated June 1, 2003 between Sea Containers Ltd. and The Bank of New York, Trustee, relating to 13% Senior Notes Due 2006.
4(o)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-103999.	Indenture dated July 1, 2003 between Sea Containers Ltd. and The Bank of New York, Trustee, relating to 12 1/2% Senior Notes Due 2009.
4(p)	Exhibit 10.1 to September 30, 2003 Form 10-Q Quarterly Report (File No. 1-7560).	Term Loan and Revolving Credit Facility Agreement dated November 5, 2003 among Silja Oyj Abp, certain Silja subsidiaries and a syndicate of lending banks.
4(q)	Exhibit 10.2 to September 30, 2003 Form 10-Q Quarterly Report (File No. 1-7560).	Loan Facility Agreement dated November 5, 2003 among Sea Containers Ltd., Silja Oyj Abp, certain Silja subsidiaries and a syndicate of lending banks.

SCL has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of SCL on a consolidated basis. The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.
10(a)	Exhibit 10(a) to 1988 Form 10-K Annual Report (File No. 1-7560).	Supplement to Terms of Employment of James B. Sherwood, Daniel J. O'Sullivan and Edwin S. Hetherington.
10(b)	Exhibit 10(b) to 1997 Form 10-K Annual Report (File No. 1-7560).	Supplement to Terms of Employment of James A. Beveridge.

10(c)	Exhibit 10(e) to 1994 Form 10-K Annual Report (File No. 1-7560).	Sea Containers Ltd. 1986 Stock Option Plan, as amended.
10(d)	Exhibit 10(h) to 1991 Form 10-K Annual Report (File No. 1-7560).	Sea Containers Ltd. 1991 Stock Appreciation Rights Plan.
10(e)	Exhibit 10(a) to September 30, 1998 Form 10-Q Quarterly Report (File No. 1-7560).	Sea Containers Ltd. 1997 Stock Option Plan.
10(f)	Exhibit 10(i) to 1997 Form 10-K Annual Report (File No. 1-7560).	Omnibus Agreement dated March 19, 1998 among Sea Containers Ltd., GE SeaCo SRL, Genstar Container Corp. and GE Capital Container SRL (without attachments).
10(g)	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10(h)	Exhibit 10.6 to 2001 Form 10-K Annual Report of Orient-Express Hotels Ltd. (File No. 1-16017).	Amendment of Services Agreement dated January 1, 2001 (Exhibit 10(g) above).
10(i)	Exhibit 2.1 to June 30, 2001 Form 10-Q Quarterly Report of Orient-Express Hotels Ltd. (File No. 1-16017).
Amended and Restated Share Owning Subsidiaries Restructuring Agreement dated June 6, 2001 among Sea Containers Ltd., Orient-Express Hotels Ltd., Orient-Express Holdings 1 Ltd., Orient-Express Holdings 2 Ltd., Orient-Express Holdings 3 Ltd., Orient-Express Holdings 4 Ltd. and Contender 2 Ltd.
10(j)	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10(k)	Exhibit 2.5 to Form S-1 Registration Statement No. 333-12030.	Noncompete Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
11		Statement of computation of per share earnings.
12		Statement of computation of ratios.
14		Code of Business Practices for Principal Executive, Financial and Accounting Officers.
21		Subsidiaries of Sea Containers Ltd.
23		Consents of Deloitte & Touche LLP relating to Form S-8 Registration Statements No. 33-29576 and 333-13356, and Form S-3 Registration Statements No. 33-76840, 333-11588, 333-87826 and 333-112200.
31		Rule 13a-14(a)/15d-14(a) Certifications.

32		Section 1350 Certification.
99(a)	Exhibit 28 to 1987 Form 10-K Annual Report (File No. 1-7560).	Undertakings to be incorporated by reference into Form S-8 Registration Statement No. 33-29576.
99(b)		Item 1-Business from 2003 Form 10-K Annual Report of Orient-Express Hotels Ltd. (File No. 1-16017).
99(c)		Isle of Man Steam Packet pro forma financial information for 2003.

QuickLinks

PART I
  ITEM 1. Business
FERRY OPERATIONS
RAIL OPERATIONS
CONTAINER LEASING
ORIENT-EXPRESS HOTELS
OTHER SCL ACTIVITIES
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosuresabout Market Risk
  ITEM 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Operations
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Cash Flows
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Shareholders' Equity
Sea Containers Ltd. And Subsidiaries Notes to Consolidated Financial Statements
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Sea Containers Ltd. and Subsidiaries Schedule II—Valuation and Qualifying Accounts
SIGNATURES
EXHIBIT INDEX