Form 10-Q
period 2004-03-31
SEA CONTAINERS LTD /NY/
filed 2004-05-10
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004, or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-7560

SEA CONTAINERS LTD. (Exact name of registrant as specified in its charter)
Bermuda (State or other jurisdiction of incorporation or organization)	98-0038412 (I.R.S. Employer Identification No.)
22 Victoria Street P.O. Box HM 1179 Hamilton HMEX, Bermuda
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

As of April 30, 2004, 21,413,729 Class A common shares and 14,413,295 Class B common shares of Sea Containers Ltd. were outstanding including 12,900,000 Class B shares owned by a subsidiary of the registrant.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004 (unaudited)	December 31, 2003
	(Dollars in thousands)
Assets
Cash and cash equivalents	$175,544	$213,313
Accounts receivable, net of allowances of $10,328 and $9,790	168,462	151,521
Prepaid expenses and other	50,724	55,498
Asset sale receivables	38,915	40,284
Advances on asset purchase contracts	4,606	6,539
Containers at cost, less accumulated depreciation of $489,122 and $493,544	460,911	470,287
Ships at cost, less accumulated depreciation of $143,834 and $135,567	1,136,057	1,165,436
Assets under capital lease, less accumulated depreciation of $20,354 and $19,169	11,600	12,494
Real estate and other fixed assets at cost, less accumulated depreciation of $107,383 and $100,787	139,080	140,698
Inventories	43,874	45,991
Investments	360,329	356,024
Goodwill	12,147	12,054
Other intangible assets, net	51,788	52,711
Other assets	47,318	39,067

	$2,701,355	$2,761,917

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets (continued)

	March 31, 2004 (unaudited)	December 31, 2003
	(Dollars in thousands)
Liabilities and Shareholders' Equity
Working capital facilities	$1,680	$2,235
Accounts payable	120,678	125,799
Accrued liabilities	276,918	299,862
Manufacturer accounts payable, notes payable, bank loans and other purchase obligations in respect of containers	342,182	353,910
Mortgage loans in respect of ships	743,841	698,323
Obligations under capital leases	6,878	8,260
Bank loans in respect of real estate and other fixed assets	84,098	143,756
Senior notes	305,854	305,806
Senior subordinated debentures	79,610	79,571
Deferred revenue	19,288	10,799

	1,981,027	2,028,321

Minority interest	1,857	1,783

Shareholders' equity:
Preferred shares $.01 par value (15,000,000 shares authorized):
Issued—150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000
Class A common shares $.01 par value (60,000,000 shares authorized): Issued—21,404,029 shares (2003—20,932,548)	214	209
Class B common shares $.01 par value (60,000,000 shares authorized): Issued—14,413,295 shares (2003—14,413,595)	144	144
Paid-in capital	425,912	415,107
Retained earnings	854,269	871,691
Accumulated other comprehensive loss	(185,807)	(179,077)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	718,471	731,813

Commitments and contingencies	—	—

	$2,701,355	$2,761,917

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Three months ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$373,278	$348,148
Other	4,922	3,260

	378,200	351,408

Expenses:
Depreciation and amortization	28,389	28,633
Operating	294,538	261,891
Selling, general and administrative	55,621	49,390

Total expenses	378,548	339,914

(Losses)/earnings from operations before net finance costs	(348)	11,494
Interest expense, net of capitalized interest	(21,677)	(27,071)
Interest and related income	947	486

Net finance costs	(20,730)	(26,585)

Losses before income taxes	(21,078)	(15,091)
Benefit from income taxes	(4,500)	(5,035)

Net losses	(16,578)	(10,056)
Preferred share dividends	272	272

Net losses on class A and class B common shares	$(16,850)	$(10,328)

Losses per class A and class B common share:
Basic and diluted	$(0.73)	$(0.49)

Dividends per class A common share	$0.025	$—

Dividends per class B common share	$0.0225	$—

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net losses on class A and class B common shares	$(16,850)	$(10,328)

Adjustments to reconcile net losses to net cash used in operating activities:
Preferred share dividends	272	272
Depreciation and amortization	28,389	28,633
Gains from sale of assets	—	(81)
Undistributed earnings of affiliates and non-cash items	(7,876)	(8,356)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables	(8,581)	(29,772)
Decrease/(increase) in inventories	2,357	(136)
(Decrease)/increase in accounts payable, accrued liabilities and other liabilities	(16,893)	832

Total adjustments	(2,332)	(8,608)

Net cash used in operating activities	(19,182)	(18,936)

Cash flows from investing activities:
Capital expenditures	(12,488)	(26,688)
Proceeds from sale of fixed assets and other	1,905	1,222

Net cash used in investing activities	(10,583)	(25,466)

Cash flows from financing activities:
Issuance of common shares	10,810	2
Issuance of long-term debt	29,454	2,131
Principal payments under long-term debt	(46,756)	(35,908)
Payment of preferred share dividends	(272)	(272)
Payment of common share dividends	(572)	—
Working capital facilities and redrawable loans (repaid)/drawn	(3,052)	15,968

Net cash used in financing activities	(10,388)	(18,079)

Effect of exchange rate changes on cash and cash equivalents	2,384	(2,440)

Net decrease in cash and cash equivalents	(37,769)	(64,921)
Cash and cash equivalents at beginning of period	213,313	218,022

Cash and cash equivalents at end of period	$175,544	$153,101

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statement of Consolidated Shareholders' Equity (unaudited)

(Dollars in thousands)	Redeemable Preferred Shares at Liquidation Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Common Shares Held by a Subsidiary	Total Com- prehensive Loss
Balance, January 1, 2004	$15,000	$209	$144	$415,107	$871,691	$(179,077)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	—	5	—	—	—
Issuance of common shares under employee stock option plan	—	—	—	5	—	—	—
Issuance of class A common shares in public offering, net of issuance costs and cancelled shares	—	5	—	10,795	—	—	—
Dividends on common and preferred shares	—	—	—	—	(844)	—	—
Comprehensive income:	—
Net losses for the period	—	—	—	—	(16,578)	—	—	$(16,578)
Other comprehensive loss	—	—	—	—	—	(6,730)	—	(6,730)

								$(23,308)

Balance, March 31, 2004	$15,000	$214	$144	$425,912	$854,269	$(185,807)	$(391,261)

See notes to consolidated financial statements

Sea Containers Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of financial statement presentation

(a) Accounting policies

        For a description of significant accounting policies, see the Notes to the consolidated financial statements in the Company's 2003 Form 10-K annual report. As of March 31, 2004, these significant accounting policies have not changed from December 31, 2003. "SFAS" means a Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the Financial Accounting Standards Board.

        Certain reclassifications have been made to the 2003 financial statements to conform to the classifications in the 2004 financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2004 and 2003, which are all of a normal recurring nature, have been reflected in the information provided. Due to the seasonal nature of SCL's business, operating results of the interim period are not indicative of a full year's operating results.

        For purposes of these Notes, the "Company" refers to Sea Containers Ltd., and "SCL" refers to Sea Containers Ltd. and its subsidiaries. "OEH" refers to Orient-Express Hotels Ltd., a 42% equity investment of the Company engaged in the hotel and leisure business. "GE SeaCo" refers to GE SeaCo SRL, a 50%/50% container leasing joint venture company between the Company and General Electric Capital Corporation accounted for under the equity method. "GNER" refers to Great North Eastern Railway Ltd., a wholly-owned subsidiary of the Company and operator of SCL's passenger rail franchise in Great Britain. "Silja" refers to Silja Oy Ab, a wholly-owned subsidiary of the Company based in Finland engaged in ferry operations in the Baltic Sea.

(b) Losses per share

        The number of shares used in computing basic and diluted losses per share was as follows (in thousands):

	Three months ended March 31,
	2004	2003
Basic	22,955	21,019
Effect of dilution	—	—

Diluted	22,955	21,019

        The anti-dilutive effect of stock options on 136,538 and 13,941 shares for the three months ended March 31, 2004 and 2003, respectively, has been excluded from the computation of diluted losses per share. In addition, 478,622 common shares to be issued upon conversion of convertible preferred shares were excluded from the three months ended March 31, 2004 and 2003 computation of diluted losses per share because to do so would be anti-dilutive.

(c) Other

        Other in the statements of consolidated operations comprises gains/(losses) on asset sales and earnings from unconsolidated companies.

        For the three months ended March 31, 2004, there were no gains/(losses) on asset sales (2003—$81,000). The 2003 gains related to container asset disposals.

        Earnings from unconsolidated companies include SCL's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees.

(d) Stock-based compensation

        SCL's compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares, in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. If compensation cost for the Company's stock option plans had been determined based on fair values as of the date of grant, SCL's net earnings and earnings per share would have been reported as follows (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net losses on common shares:
As reported	$(16,850)	$(10,328)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(90)	(74)

Pro forma	$(16,940)	$(10,402)

Basic and diluted losses per share:
As reported:
Basic and diluted	$(0.73)	$(0.49)

Pro forma:
Basic and diluted	$(0.74)	$(0.49)

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

(e) Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46 "Consolidation of Variable Interest Entities," as amended by FIN No. 46R which applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, applied beginning with SCL's quarter ended March 31, 2004. SCL has evaluated all of its existing joint venture agreements and has determined that none of its joint ventures are within the scope of FIN No. 46R.

(f) Pensions

        Components of net periodic pension benefit cost are as follows (dollars in thousands):

	Three months ended March 31,
	2004	2003
Service cost	$1,049	$927
Interest cost	3,288	2,556
Expected return on plan assets	(2,856)	(2,098)
Amortization of prior service cost	13	85
Amortization of net (gain) loss	1,308	866

Net periodic benefit cost	$2,802	$2,336

        As reported in Note 12 to the financial statements in the 2003 Form 10-K annual report, SCL expected to contribute $7,961,000 to its pension plans in 2004. As of March 31, 2004, $2,079,000 of contributions have been made. SCL anticipates contributing an additional $7,009,000 to fund its pension plans in 2004 for a total of $9,088,000.

(g) Container assets

        During the second half of 2003, management implemented a plan to sell certain specifically identified container assets and applied the provisions of SFAS No. 144. This indicated that the carrying value of certain container assets exceeded the expected future cash flows attributable to these assets, resulting in impairment. The total impairment charge recognized during 2003 was approximately $16,000,000 determined by taking the excess of the carrying value over the estimated fair values. This required that these assets be valued at the lower of their respective carrying amount or fair value less costs to sell. The carrying value of container assets held for sale at March 31, 2004, after disposing of containers having net book value of $3,000,000 in the first quarter of 2004, was approximately $12,000,000.

2. Investments

        Investments represent equity interests of 20% to 50% in any unconsolidated company. SCL does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. SCL's principal equity investees are GE SeaCo engaged in the container leasing business and OEH engaged in the hotel and leisure business. See Note 13 regarding transactions between SCL and GE SeaCo and between SCL and OEH.

        Summarized financial data of SCL's unconsolidated companies for the periods during which the investments were held by SCL are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Current assets	$208,647	$232,580
Property, plant and equipment, net	1,597,906	1,530,561
Other assets	242,542	244,586

Total assets	$2,049,095	$2,007,727

Current liabilities	$263,644	$218,514
Long-term debt	1,055,488	1,064,739
Other liabilities	20,538	24,938
Total shareholders' equity	709,425	699,536

Total liabilities and shareholders' equity	$2,049,095	$2,007,727

	Three months ended March 31,
	2004	2003
Revenue	$93,858	$81,466

Earnings from operations before net finance costs	$16,479	$13,249

Net earnings	$9,077	$6,125

3. Real estate and other fixed assets

       The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Freehold and leased land and buildings	$133,215	$132,761
Machinery and equipment	56,023	55,707
Fixtures, fittings and office equipment	57,225	53,017

	246,463	241,485
Less: accumulated depreciation	107,383	100,787

	$139,080	$140,698

4. Intangible assets

       Intangible assets consist of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Intangible assets not subject to amortization:
Goodwill	$12,147	$12,054
Trademarks	24,918	24,918
Other intangible assets at cost	1,419	1,443

	38,484	38,415

Intangible assets subject to amortization:
Other intangibles at cost	52,803	52,803
Less: accumulated amortization	(27,352)	(26,453)

	25,451	26,350

Total	$63,935	$64,765

        Amortization expense related to intangible assets subject to amortization was $899,000 and $854,000 for the three month period ended March 31, 2004 and 2003, respectively. Amortization for the next five years is expected to be approximately $3,500,000 annually. The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (dollars in thousands):

	Ferry Operations	Rail Operations	Container Operations	Leisure Operations	Other Operations	Total
Balance as of January 1, 2004	$1,946	$—	$5,665	$—	$4,443	$12,054
Foreign currency translation	—	—	—	—	93	93

Balance as of March 31, 2004	$1,946	$—	$5,665	$—	$4,536	$12,147

5. Long-term debt (other than senior notes and senior subordinated debentures)

       Long-term debt consists of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Container bank loans and purchase notes payable over periods of 2 to 8 years, with a weighted average interest rate of 3.27% and 3.39%, respectively	$342,182	$353,910
Ship mortgage loans payable over periods of 1 to 13 years, with a weighted average interest rate of 3.57% and 3.40%, respectively	743,841	698,323
Loans from banks secured by real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 4.96% and 5.39%, respectively	84,098	143,756

	$1,170,121	$1,195,989

        Several credit agreements of SCL have restrictive financial covenants. At March 31, 2004, SCL was in compliance with its covenants.

        Included in long-term debt is a revolving credit facility with a group of banks secured by container equipment, a securitization facility with a nine-year term secured by other container equipment, and a revolving credit and term loan facility secured on Silja ship assets. At March 31, 2004, an aggregate of $791,018,000 (December 31, 2003—$749,567,000) was outstanding under these and related facilities.

        The following is a summary of the aggregate maturities of long-term debt at March 31, 2004. The 2004 amount includes $161,000,000 due under a bank-syndicated facility that SCL expects to refinance (dollars in thousands):

Year ending December 31,
2004	$251,835
2005	136,755
2006	136,196
2007	143,562
2008	133,432
2009 and thereafter	368,341

$1,170,121

        The interest rates on substantially all SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying value of SCL's long-term debt at March 31, 2004 and December 31, 2003 was a reasonable estimate of its fair value.

        In addition, syndicates of banks have provided GE SeaCo with $169,600,000 of credit facilities to fund new container purchases. Also, a bankruptcy-remote subsidiary of GE SeaCo formed to facilitate asset securitization has a $410,000,000 container securitization facility. At March 31, 2004, GE SeaCo had borrowed $548,000,000 (December 31, 2003—$511,000,000) under these facilities, none of which is guaranteed by SCL.

        Also, SCL has guaranteed through 2010 one half of a $8,491,000 (December 31, 2003—$9,026,000) bank loan to Speedinvest Ltd., owner of the Adriatic fast ferry in which SCL has a 50% interest. This guarantee existed prior to December 31, 2002 and has not been modified.

6. Senior notes and subordinated debentures

        The maturities relating to the senior notes and senior subordinated debentures of SCL are disclosed in Note 11 to the financial statements in the Company's 2003 Form 10-K annual report. See also Note 14.

7. Income taxes

        Income taxes provided by SCL relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for (benefit from) income taxes consists of the following (dollars in thousands):

	Three months ended March 31, 2004
	Current	Deferred	Total
United States	$19	$(242)	$(223)
Other foreign	232	(4,509)	(4,277)

	$251	$(4,751)	$(4,500)

	Three months ended March 31, 2003
	Current	Deferred	Total
United States	$13	$160	$173
Other foreign	501	(5,709)	(5,208)

	$514	$(5,549)	$(5,035)

        SCL is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax assets recorded in other assets in the consolidated balance sheets are comprised of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Gross deferred tax assets	$76,053	$66,052
Less: Valuation allowance	(30,110)	(30,110)

Deferred tax assets	45,943	35,942
Deferred tax liabilities	(16,584)	(11,480)

Net deferred tax assets	$29,359	$24,462

        The gross deferred tax assets relate primarily to operating loss carryforwards and future tax benefits of accrued pension costs. The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

8. Supplemental cash flow information

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Cash paid for:
Interest	$17,619	$33,451
Income taxes	$7,293	$831

9. Derivative financial instruments and other comprehensive loss

(a) Derivative financial instruments

        At March 31, 2004, SCL had a fixed rate interest rate swap, which has been designated as a cash flow hedge. Changes in fair value that represent the effective portion of the swap are accumulated in other comprehensive loss. No ineffectiveness was recognized in losses for the three months ended March 31, 2004 and 2003. Amounts accumulated in other comprehensive loss will be reclassified into earnings as the hedged interest cash flows are accrued. The fair value of the swap at March 31, 2004 was a $13,584,000 liability (December 31, 2003—$12,570,000 liability). SCL had no other interest rate swap agreements at March 31, 2004.

        The components of other comprehensive loss are as follows (dollars in thousands):

	Three months ended March 31,
	2004	2003
Net losses	$(16,578)	$(10,056)
Foreign currency translation adjustments	(4,230)	(3,633)
Changes in fair value of derivatives	(2,500)	118

Comprehensive loss	$(23,308)	$(13,571)

(b) Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Foreign currency translation adjustment	$(135,814)	$(131,584)
Net change on derivative financial instruments	(4,114)	(1,614)
Maximum pension liability, net of tax	(45,879)	(45,879)

	$(185,807)	$(179,077)

10. Commitments

       Outstanding contracts to purchase fixed assets were approximately $25,000,000 at March 31, 2004 (December 31, 2003—$16,000,000).

11. Information concerning financial reporting for segments and operations in different geographical areas

        Financial information regarding SCL's business segments is as follows (dollars in thousands):

	Three months ended March 31,
	2004	2003
Total revenue:
Ferry operations	$141,966	$141,804
Rail operations	200,205	172,650
Container operations	25,966	28,420
Other	5,141	5,274

	$373,278	$348,148

Other:
Container operations	$6,859	$4,486
Leisure operations	(1,937)	(1,226)

	$4,922	$3,260

(Losses)/earnings from operations before net finance costs:
Ferry operations	$(14,168)	$(12,634)
Rail operations	10,983	20,703
Container operations	9,493	8,566
Leisure operations	(1,937)	(1,226)
Other	(1,018)	173

	3,353	15,582
Corporate costs	(3,701)	(4,088)
Net finance costs	(20,730)	(26,585)

Losses before income taxes	$(21,078)	$(15,091)

        The identifiable assets of SCL's business segments are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Ferry operations	$1,384,232	$1,416,883
Rail operations	231,581	252,081
Container operations	806,549	816,838
Leisure operations	226,242	223,592
Other operations	52,751	52,523

	$2,701,355	$2,761,917

        Transactions between reportable segments are not material. The main factor SCL uses to identify its main segments is similarity of the products and services provided.

12. Contingencies

Strategic Rail Authority

        There has been no material development in the claim by the Strategic Rail Authority ("SRA") against GNER as reported in Note 18(b) to the financial statements in the Company's 2003 Form 10-K annual report. Settlement discussions between the parties to resolve the dispute are continuing.

GNER performance bond

        GNER has undertaken since 1996 to reimburse the SRA its costs in the event GNER breaches its franchise agreement to the extent that the SRA must award the franchise to another operator. This undertaking is secured by a surety bond issued by an insurance company in the amount of $60,080,000 which the Company has guaranteed and which is partly cash collateralized.

13. Related party transactions

        For the three months ended March 31, 2004, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $5,584,000 (2003—$8,815,000). Also in 2004, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides management and administration services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $8,246,000 (2003—$7,928,000). For the three months ended March 31, 2004, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $1,426,000 (2003—$2,711,000). At March 31, 2004, SCL had a loan balance of $3,000,000 due from GE SeaCo (December 31, 2003—$3,000,000). At March 31, 2004, a receivable of $29,938,000 (December 31, 2003—$30,342,000) remains outstanding from GE SeaCo in respect of all the above, which is included in accounts receivable on SCL's consolidated balance sheet and significantly all of which is settled during the period ended June 30, 2004.

        For the three months ended March 31, 2004, subsidiaries of SCL received from OEH $1,369,000 (2003—$1,527,000) for the provision of various administrative services under a shared services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. In March 2004, the last guarantee by SCL of an OEH bank loan (December 31, 2003—$19,088,000 principal amount) that predated OEH's initial public offering in August 2000 was released and cancelled.

14. Subsequent event

        On May 4, 2004, the Company issued and sold $103,000,000 aggregate principal amount of unsecured 10 1/2% senior notes due 2012 in an underwritten public offering. The notes bear interest at 10 1/2% per annum but were sold at a discounted price of $100,290,070 to yield 11% per annum. The $2,709,930 original issue discount will be amortized over the life of the notes, which have no sinking fund requirement and come due on May 15, 2012. The notes are redeemable, in whole or in part, at the option of the Company at a price of 105.25% of the principal amount on or after May 15, 2008, 102.625% on or after May 15, 2009, and 100% on or after May 15, 2010. The notes may also be redeemed by the Company in the event of certain tax law changes. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The proceeds of the sale of the notes will be used in part to redeem on June 7, 2004 the $79,729,000 aggregate principal amount of the Company's 12 1/2% senior subordinated debentures due 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2004 compared
with the three months ended March 31, 2003

  Revenue and Other

        Changes in revenue are analyzed as follows (dollars in thousands):

	Three months ended March 31,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$141,966	$141,804	$162	$(20,561)	$(20,399)	(14)
Rail operations	200,205	172,650	27,555	(24,664)	2,891	2
Container operations	25,966	28,420	(2,454)	—	(2,454)	(9)
Other operations	5,141	5,274	(133)	—	(133)	(3)

Total	$373,278	$348,148	$25,130	$(45,225)	$(20,095)	(6)

Ferry operations:
Effect of foreign exchange			$20,561
Silja			4,519
Isle of Man Steam Packet			(11,953)
Hoverspeed cross-Channel			(13,009)
Other			44

Total			$162

Container operations:
Leasing			$(2,496)
Manufacturing and depot			178
Others			(136)

Total			$(2,454)

        The decrease in ferry operations revenue of $20,399,000, excluding the favorable effect of the strengthening of the euro and the British pound against the U.S. dollar of $18,707,000 and $1,854,000, respectively, included a decrease of $13,009,000 from Hoverspeed's cross-Channel services which was due to the effect of the seasonal closing for most of the first quarter of 2004 compared with operating for a full quarter in 2003 and a decrease of $11,953,000 resulting from the absence of revenue from the Irish Sea operations of the Isle of Man Steam Packet business, which was sold effective July 1, 2003, together with reduced revenue relating to the remaining Irish Sea services of $375,000, partly offset by an increase in revenue from Silja operations of $4,519,000.

        The increase in rail revenue of $2,891,000, excluding the favorable effect of the strengthening of the British pound against the U.S. dollar, mainly related to increased revenue from passenger carryings, partly offset by the effect of compensation from Network Rail of $15,000,000 received in the first quarter of 2003 in the settlement negotiations for disruption to GNER's rail services following the U.K. Rail Regulator's ruling in GNER's favor.

        The decrease in container revenue of $2,454,000 mainly related to decreased revenue from leasing operations, excluding GE SeaCo-owned containers (reflecting the reduced size of SCL's owned fleet partly offset by improved utilization).

        The decrease in other operations revenue of $133,000 mainly related to reduced revenue from property activities of $831,000, reflecting the effect of the sale of Newhaven land in 2003, partly offset by increased revenue of $325,000 from publishing activities and $262,000 from the Corinth Canal concession.

        Other in the statements of consolidated operations comprises gains/(losses) on asset sales and earnings/(losses) from unconsolidated companies and is not shown in the revenue analysis above.

        Earnings from unconsolidated companies increased by $1,743,000, of which $2,474,000 related to GE SeaCo offset by an increased loss of $711,000 relating to OEH. The increased earnings from SCL's investment in GE SeaCo were mainly due to GE SeaCo's increased ontake and leasing of containers and the beneficial effect of reduced interest rates on the financing of its existing fleet.

  Depreciation, Amortization and Operating Expenses

        Changes in depreciation, amortization and operating costs, in aggregate, are analyzed as follows (dollars in thousands):

	Three months ended March 31,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$130,560	$131,158	$(598)	$(19,202)	$(19,800)	(15)
Rail operations	165,700	132,123	33,577	(18,875)	14,702	11
Container operations	23,367	24,434	(1,067)	—	(1,067)	(4)
Other operations	3,300	2,809	491	—	491	17

Total	$322,927	$290,524	$32,403	$(38,077)	$(5,674)	(2)

Ferry operations:
Effect of foreign exchange			$19,202
Silja			1,058
Isle of Man Steam Packet			(7,286)
Hoverspeed cross-Channel			(13,442)
Other			(130)

Total			$(598)

Container operations:
Leasing			$(1,245)
Manufacturing and depot			149
Others			29

Total			$(1,067)

        The decrease in ferry operations costs of $19,800,000, excluding the adverse effect of the strengthening of the euro and the British pound against the U.S. dollar amounting to $16,727,000 and $2,475,000, respectively, included decreased costs of $13,442,000 from Hoverspeed's cross-Channel services (due to seasonal closing in the first quarter of 2004) and $7,526,000 from the Irish Sea Services, of which $7,286,000 related to the sale of the Isle of Man Steam Packet business effective July 1, 2003, partly offset by increases of $1,058,000 from Silja operations.

        The increase in rail operations costs of $14,702,000, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, was due largely to increased net access charges including the absence of higher contractual compensation payments received from Network Rail in 2003.

        The decrease in container expenses of $1,067,000 mainly related to decreased costs from SCL's own leasing operations of $1,245,000.

        The increase in other operations expenses of $491,000 mainly related to operating costs of $223,000 from publishing activities and $156,000 from the Corinth Canal.

  Selling, General and Administrative Expenses

        Changes in selling, general and administrative expenses are analyzed as follows (dollars in thousands):

	Three months ended March 31,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$25,574	$23,280	$2,294	$(3,338)	$(1,044)	(4)
Rail operations	23,522	19,824	3,698	(2,832)	866	4
Container operations	(35)	(94)	59	—	59	(63)
Other operations	6,560	6,380	180	—	180	3

Total	$55,621	$49,390	$6,231	$(6,170)	$61	—

Ferry operations:
Effect of foreign exchange			$3,338
Silja			1,424
Isle of Man Steam Packet			(2,154)
Hoverspeed cross-Channel			(1,314)
Other			1,000

Total			$2,294

Container operations:
Leasing			$89
Manufacturing and depot			107
Others			(137)

Total			$59

        After adjustment for the adverse effect of the strengthening of the euro and British pound against the U.S. dollar amounting to $2,944,000 and $394,000, respectively, ferry operations costs decreased by $1,044,000 of which $2,154,000 related to the absence of Isle of Man Steam Packet and $1,314,000 to reduced costs from Hoverspeed's cross-Channel services (seasonal closing in 2004) offset by increased costs from Silja operations of $1,424,000 (including increased marketing costs of $600,000) and other ferry activities of $1,000,000. Rail operations, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, increased by $866,000 (mainly payroll and pension costs of $1,377,000, advertising and marketing costs of $1,063,000 and insurance costs of $992,000 offset by $3,500,000 redundancy costs in 2003), container operations by $59,000 and other operations by $180,000 (including increased costs on publishing and fruit farming offset by decreased corporate costs of $387,000).

  Net Finance Costs

        Net finance costs in 2004 decreased by $5,855,000 which mainly related to a decrease in interest expense of $5,394,000 resulting primarily from the repayment in 2003 of the 9 1/2% and 10 1/2% senior notes due July 1, 2003 of $136,323,000 in aggregate and repayment of the loan of $101,500,000 secured on the assets of the Isle of Man Steam Packet business (sold effective July 1, 2003), together with reduced interest rates on floating-rate debt notwithstanding additional debt borrowed to finance acquisitions and investments.

  Taxes on income

        The income tax credits in the first quarter of 2004 and 2003 mainly related to the seasonal results of ferry and rail operations in jurisdictions which impose income tax. SCL is incorporated in Bermuda which does not impose an income tax.

  Net losses

        The 2004 first quarter net loss on common shares of $16,850,000 compares with a net loss of $10,328,000 in 2003, an increase of $6,522,000. Earnings before net finance costs showed a decrease of $11,842,000, including $1,500,000 from ferry operations (of which $2,800,000 related to Irish Sea operations—mainly the absence of Steam Packet earnings of $2,700,000—and $900,000 to other ferry activities, partly offset by improvements of $1,300,000 on Silja operations and $900,000 on Hoverspeed's cross-Channel services), $9,700,000 from rail operations (including the effect of the special net gain of $11,500,000 in 2003 resulting from GNER's settlement negotiations with Network Rail (less redundancy costs in 2003 referred to above), partly offset by increased passenger carryings in 2004), $800,000 from other operations (mainly due to property and publishing activities) and an increased share of OEH losses of $700,000. These decreases were partly offset by increased earnings of $900,000 from container-related operations including SCL's investment in GE SeaCo. Net finance costs decreased in 2004 by $5,855,000 as explained above. Additionally, the tax credit decreased by $535,000.

Liquidity and Capital Resources

        At March 31, 2004, cash balances totalled $175,544,000. Additionally, there were undrawn working capital bank lines amounting to approximately $89,000,000.

        Capital expenditures planned for the remainder of 2004 relate primarily to additions to ferry assets, which SCL management believes will be adequately financed primarily from debt and lease financings, operating cash flows and other sources. Capital expenditures are expected to be at a lower level compared to 2003.

        Several credit agreements of SCL have restrictive covenants, certain of which were amended. At March 31, 2004, SCL was in compliance with its covenants.

        As reported in Note 14 to the financial statements in this report, the Company has issued and sold $103,000,000 principal amount of new 10 1/2% senior notes due 2012, a large part of the proceeds from which the Company plans to use to redeem on June 7, 2004 all of the outstanding $79,729,000 principal amount of 12 1/2% senior subordinated debentures that mature on December 1, 2004.

Recent Accounting Pronouncements

        As of March 31, 2004, SCL's significant accounting policies and estimates, which are described in Notes 1 and 8 to the financial statements in the Company's 2003 Form 10-K annual report, have not changed from December 31, 2003.

Critical Accounting Policies

        For a discussion of these policies, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in the Company's 2003 Form 10-K annual report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

        The market risk relating to interest rates arises mainly from the financing activities of SCL. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. As reported in Note 19(a) to the financial statements in the Company's 2003 Form 10-K annual report, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt. These agreements expire over a period of one to seven years. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of SCL would have increased by approximately $4,500,000 based on borrowings at March 31, 2004. The interest rates on substantially all of SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and fuel prices and their effects have not changed materially during the three months ended March 31, 2004 from those described in the Company's 2003 Form 10-K annual report.

ITEM 4. Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2004 and found no material deficiencies or weaknesses. There have been no changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 12 to the financial statements in this report regarding a claim by the U.K. Strategic Rail Authority against GNER.

Other than the foregoing, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits. The index to exhibits appears below, on the page immediately following the signature page of this report.

(b)    Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports. The news release in the March 8, 2004 Form 8-K was furnished to the Commission.

Date of Report on Front Cover	Item No.	Description
February 9, 2004	5	News release regarding proposed public offering of senior notes of the Company.
February 20, 2004	5	Additional pro forma financial information regarding the sale of Isle of Man Steam Packet Co. Ltd.
March 8, 2004	7 and 12	Year end 2003 earnings news release of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA CONTAINERS LTD.
	By:	/s/ D.J. O'Sullivan Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)
Dated: May 10, 2004

EXHIBIT INDEX

3.1    —    Memorandum of Association, Certificate of Incorporation and Memoranda of Increase of Share Capital of the Company, as amended through June 24, 1992, filed as Exhibit 3(a) to June 30, 1992 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.

3.2.    —    Bye-Laws of the Company, as amended through June 6, 2001, filed as Exhibit 3(b) to December 31, 2003 Form 10-K Report of the Company (File No. 1-7560) and incorporated herein by reference.

4.1.    —    Indenture dated as of May 1, 2004 between the Company and The Bank of New York as trustee relating to the issue of debt securities in one or more series, filed as Exhibit 4.1 to April 28, 2004 Form 8-K Report of the Company (File No. 1-7560) and incorporated herein by reference.

4.2    —    Officers' Certificate dated May 3, 2004 relating to the Company's 10 1/2% senior notes due 2012 pursuant to Section 3.01 of the above-mentioned Indenture, filed as Exhibit 4.2 to April 28, 2004 Form 8-K Report of the Company (File No. 1-7560) and incorporated herein by reference.

31     —    Rule 13a-14(a)/15d-14(a) Certifications.

32     —    Section 1350 Certification.

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets (continued)
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)
Statement of Consolidated Shareholders' Equity (unaudited)
Sea Containers Ltd. and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX