Form 10-Q
period 2004-06-30
SEA CONTAINERS LTD /NY/
filed 2004-08-09
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004, or
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

As of July 30, 2004, 21,832,568 Class A common shares and 14,412,095 Class B common shares of Sea Containers Ltd. were outstanding including 12,900,000 Class B shares owned by a subsidiary of the registrant.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets
Cash and cash equivalents	$214,863	$213,313
Accounts receivable, net of allowances of $10,773 and $9,790	134,190	116,255
Due from related parties	33,418	35,266
Prepaid expenses and other	49,741	55,498
Asset sale receivables	34,487	40,284
Advances on asset purchase contracts	4,263	6,539
Containers at cost, less accumulated depreciation of $466,587 and $493,544	452,378	470,287
Ships at cost, less accumulated depreciation of $153,395 and $135,567	1,136,026	1,165,436
Assets under capital lease, less accumulated depreciation of $21,266 and $19,169	10,951	12,494
Real estate and other fixed assets at cost, less accumulated depreciation of $109,628 and $100,787	138,724	140,698
Inventories	44,364	45,991
Investments	373,109	356,024
Goodwill	12,110	12,054
Other intangible assets, net	50,906	52,711
Other assets	51,499	39,067

	$2,741,029	$2,761,917

See notes to consolidated financial statements.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Liabilities and Shareholders' Equity
Working capital facilities	$1,419	$2,235
Accounts payable	166,903	125,799
Accrued liabilities	248,137	299,862
Notes and loans on containers	317,519	353,910
Mortgage loans on ships	757,999	698,323
Obligations under capital leases	5,999	8,260
Bank loans on real estate and other fixed assets	82,928	143,756
Senior notes	406,248	305,806
Senior subordinated debentures	—	79,571
Deferred revenue	21,576	10,799

	2,008,728	2,028,321

Minority interest	1,773	1,783

Shareholders' equity:
Preferred shares $.01 par value (15,000,000 shares authorized):
Issued—150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000
Class A common shares $.01 par value (60,000,000 shares authorized): Issued—21,706,668 shares (2003—20,932,548)	217	209
Class B common shares $.01 par value (60,000,000 shares authorized): Issued—14,412,095 shares (2003—14,413,595)	144	144
Paid-in capital	430,980	415,107
Retained earnings	860,491	871,691
Accumulated other comprehensive loss	(185,043)	(179,077)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	730,528	731,813

Commitments and contingencies	—	—

	$2,741,029	$2,761,917

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Three months ended June 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$432,389	$410,259

Expenses:
Depreciation and amortization	28,264	28,054
Operating	331,980	300,772
Selling, general and administrative	57,920	58,381

Total expenses	418,164	387,207

Earnings from investment in GE SeaCo SRL	8,282	5,236

Earnings from operations before net finance costs	22,507	28,288
Interest expense, net of capitalized interest	(20,487)	(27,115)
Interest and related income	614	5,776

Net finance costs	(19,873)	(21,339)

Earnings before income taxes	2,634	6,949
Provision for income taxes	1,000	1,767

Earnings before earnings from investment in Orient-Express Hotels Ltd	1,634	5,182
Earnings from investment in Orient-Express Hotels Ltd, net of tax	5,429	4,412

Net earnings	7,063	9,594
Preferred share dividends	272	272

Net earnings on class A and class B common shares	$6,791	$9,322

Earnings per class A and class B common share:
Basic	$0.30	$0.44

Diluted	$0.29	$0.44

Dividends per class A common share	$0.025	$—

Dividends per class B common share	$0.0225	$—

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Six months ended June 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$805,667	$758,488

Expenses:
Depreciation and amortization	56,653	56,687
Operating	626,518	562,663
Selling, general and administrative	113,523	107,733

Total expenses	796,694	727,083

Earnings from investment in GE SeaCo SRL	15,123	9,603

Earnings from operations before net finance costs	24,096	41,008
Interest expense, net of capitalized interest	(42,164)	(54,186)
Interest and related income	1,561	6,262

Net finance costs	(40,603)	(47,924)

Losses before income taxes	(16,507)	(6,916)
Benefit from income taxes	(3,500)	(3,268)

Losses before earnings from investment in Orient-Express Hotels Ltd	(13,007)	(3,648)
Earnings from investment in Orient-Express Hotels Ltd, net of tax	3,492	3,186

Net losses	(9,515)	(462)
Preferred share dividends	544	544

Net losses on class A and class B common shares	$(10,059)	$(1,006)

Losses per class A and class B common share:
Basic and diluted	$(0.44)	$(0.05)

Dividends per class A common share	$0.050	$—

Dividends per class B common share	$0.045	$—

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

	Six months ended June 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net losses	$(9,515)	$(462)

Adjustments to reconcile net losses to net cash provided by/(used in) operating activities:
Depreciation and amortization	56,653	56,687
Gains from sale of assets	—	(1,008)
Undistributed earnings of affiliates and non-cash items	(21,444)	(17,609)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables	(2,680)	(51,155)
Decrease/(increase) in inventories	1,474	(906)
(Decrease)/increase in accounts payable, accrued liabilities and other liabilities	(1,114)	1,098

Total adjustments	32,889	(12,893)

Net cash provided by/(used in) operating activities	23,374	(13,355)

Cash flows from investing activities:
Capital expenditures	(42,856)	(35,736)
Proceeds from sale of fixed assets and other	4,292	5,770

Net cash used in investing activities	(38,564)	(29,966)

Cash flows from financing activities:
Issuance of common shares	15,881	10
Issuance of long-term debt, net	68,107	6,880
Issuance of senior notes, net	96,481	—
Principal payments under long-term debt	(90,448)	(82,968)
Purchase and retirement of senior subordinated debentures	(79,729)	—
Payment of preferred share dividends	(544)	(544)
Payment of common share dividends	(1,141)	—
Working capital facilities and redrawable loans drawn	8,191	25,562

Net cash provided by/(used in) financing activities	16,798	(51,060)

Effect of exchange rate changes on cash and cash equivalents	(58)	4,053

Net increase/(decrease) in cash and cash equivalents	1,550	(90,328)
Cash and cash equivalents at beginning of period	213,313	218,022

Cash and cash equivalents at end of period	$214,863	$127,694

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statement of Changes in Consolidated Shareholders' Equity and Comprehensive Loss (unaudited)

(Dollars in thousands)	Redeemable Preferred Shares at Liquidation Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Common Shares Held by a Subsidiary	Total Com- prehensive Loss
Balance, January 1, 2004	$15,000	$209	$144	$415,107	$871,691	$(179,077)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	—	5	—	—	—
Issuance of class A common shares under employee stock option plan	—	—	—	13	—	—	—
Issuance of class A common shares in public offering, net of issuance costs and cancelled shares	—	8	—	15,855	—	—	—
Dividends on common and preferred shares	—	—	—	—	(1,685)	—	—
Comprehensive income (loss):
Net loss for the period	—	—	—	—	(9,515)	—	—	$(9,515)
Foreign currency translation adjustments	—	—	—	—	—	(7,666)	—	(7,666)
Change in fair value of derivative financial instruments	—	—	—	—	—	1,700	—	1,700

								$(15,481)

Balance, June 30, 2004	$15,000	$217	$144	$430,980	$860,491	$(185,043)	$(391,261)

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

        (a) Accounting policies

        For a description of significant accounting policies, see the Notes to the consolidated financial statements in the Company's 2003 Form 10-K annual report. As of June 30, 2004, these significant accounting policies have not changed from December 31, 2003. The consolidated financial statements are unaudited and have been prepared following the rules and regulations of the U.S. Securities & Exchange Commission. "SFAS" means a Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the U.S. Financial Accounting Standards Board.

        Investments represent equity interests of 20% to 50% in unconsolidated companies. SCL exerts significant influence over these companies but does not have control and, therefore, accounts for these investments using the equity method. SCL's principal equity investees are GE SeaCo and OEH. GE SeaCo is engaged in the container leasing business. OEH is engaged in the hotel and leisure business.

        Equity in earnings of GE SeaCo is presented within earnings from operations in the statements of consolidated operations due to the integral nature of GE SeaCo's operations to SCL's consoldiated operations as both companies are engaged in the container leasing business operated in a similar manner with similar management. SCL provides management and administrative services and leases containers to GE SeaCo (see Note 14). In addition, certain officers of the Company are also officers of GE SeaCo, including the Chairman and Chief Financial Officer. Equity in earnings of OEH is presented below earnings after tax in the statements of consolidated operations because OEH's operations are not considered integral to SCL's operations.

        Certain reclassifications have been made to the 2003 financial statements to conform to the classifications in the 2004 financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the six months ended June 30, 2004 and 2003, which are all of a normal recurring nature, have been reflected in the information provided. Due to the seasonal nature of SCL's business, operating results of the interim period are not indicative of a full year's operating results.

(b) Earnings/(losses) per share

        The number of shares used in computing basic and diluted earnings and losses per share was as follows (in thousands):

	Six months ended June 30,
	2004	2003
Basic	22,947	21,020
Effect of dilution	—	—

Diluted	22,947	21,020

        Options to purchase 7,995 and 290,895 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted losses per share for the six months ended June 30, 2004 and 2003, respectively.

	Three months ended June 30,
	2004	2003
Basic	22,939	21,020
Effect of dilution	129	76

Diluted	23,068	21,096

        Options to purchase 9,820 and 224,366 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively. In addition, for the six months and three months ended June 30, 2004 and 2003, 478,622 class B common shares issuable on conversion of the convertible preferred shares were excluded from the computation of diluted earnings/(losses) per share because to do so would have been anti-dilutive for the periods presented.

(c) Stock-based compensation

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

	Six months ended June 30,
	2004	2003
Net losses on common shares:
As reported	$(10,059)	$(1,006)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(179)	(182)

Pro forma	$(10,238)	$(1,188)

Basic and diluted losses per share:
As reported:
Basic and diluted	$(0.44)	$(0.05)

Pro forma:
Basic and diluted	$(0.45)	$(0.06)

	Three months ended June 30,
	2004	2003
Net earnings on common shares:
As reported	$6,791	$9,322
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(90)	(109)

Pro forma	$6,701	$9,213

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.29	$0.44

Pro forma:
Basic and diluted	$0.29	$0.44

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

(d) Dividends

        On January 20 and April 20, 2004, the Company declared a quarterly dividend of $0.025 per class A common share and $0.0225 per class B common share.

(e) Recent accounting pronouncements

        In March 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-06 ("EITF 03-06"), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share". Effective for quarters ending after March 31, 2004, EITF 03-06 clarifies the term participating security as used in SFAS No. 128. The Company has determined that its convertible preferred shares are not considered a participating security under EITF 03-06 and that the provisions of this consensus had no effect on SCL's financial statements.

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46 "Consolidation of Variable Interest Entities", as amended by FIN No. 46R, which applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, applied beginning with SCL's quarter ended June 30, 2004. SCL has evaluated all of its existing joint venture agreements and has determined that none of its joint ventures is within the scope of FIN No. 46R. The adoption of FIN No. 46R had no impact on SCL.

(f) Pensions

        Components of net periodic pension benefit cost are as follows (dollars in thousands):

	Six months ended June 30,
	2004	2003
Service cost	$2,428	$2,140
Interest cost	6,891	5,437
Expected return on plan assets	(6,057)	(4,556)
Amortization of prior service cost	26	170
Amortization of net (gain) loss	2,588	1,733

Net periodic benefit cost	$5,876	$4,924

	Three months ended June 30,
	2004	2003
Service cost	$1,379	$1,213
Interest cost	3,603	2,881
Expected return on plan assets	(3,201)	(2,458)
Amortization of prior service cost	13	85
Amortization of net (gain) loss	1,280	867

Net periodic benefit cost	$3,074	$2,588

        As reported in Note 12 to the financial statements in the 2003 Form 10-K annual report, SCL expected to contribute $7,961,000 to its pension plans in 2004. As of June 30, 2004, pension contributions of $3,578,000 have been made. SCL anticipates contributing an additional $4,728,000 to fund its pension plans in 2004 for a total of $8,306,000.

2.     Investments

        Summarized financial data for SCL's unconsolidated companies for the periods during which the investments were held by SCL are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Cash, receivables and prepaid expenses	$227,327	$226,224
Fixed assets, net	1,693,495	1,527,154
Other assets	243,163	245,017

Total assets	$2,163,985	$1,998,395

Accounts payable	$133,955	$108,282
Accrued liabilities	126,924	88,223
Other liabilities	42,400	37,492
Long-term debt	1,126,708	1,064,739
Total shareholders' equity	733,998	699,659

Total liabilities and shareholders' equity	$2,163,985	$1,998,395

	Six months ended June 30,
	2004	2003
Revenue	$228,053	$193,539

Earnings from operations before net finance costs	$70,151	$52,388

Net earnings	$38,551	$26,017

3.     Real estate and other fixed assets

        The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Freehold and leased land and buildings	$133,139	$132,761
Machinery and equipment	55,328	55,707
Fixtures, fittings and office equipment	59,885	53,017

	248,352	241,485
Less: accumulated depreciation	109,628	100,787

	$138,724	$140,698

4.     Intangible assets

        Intangible assets consist of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Intangible assets not subject to amortization:
Goodwill	$12,110	$12,054
Trademarks	24,918	24,918
Other intangible assets at cost	1,419	1,443

	38,447	38,415

Intangible assets subject to amortization:
Other intangibles at cost	52,803	52,803
Less: accumulated amortization	(28,234)	(26,453)

	24,569	26,350

Total	$63,016	$64,765

        Amortization expense related to intangible assets subject to amortization was $1,781,000 and $1,716,000 for the six month period ended June 30, 2004 and 2003, respectively, and $822,000 and $862,000 for the three months ended June 30, 2004 and 2003, respectively. Amortization for the next five years is expected to be approximately $3,500,000 annually. The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (dollars in thousands):

	Ferry Operations	Rail Operations	Container Operations	Leisure Operations	Other Operations	Total
Balance as of January 1, 2004	$1,946	$—	$5,665	$—	$4,443	$12,054
Foreign currency translation	—	—	—	—	56	56

Balance as of June 30, 2004	$1,946	$—	$5,665	$—	$4,499	$12,110

5.     Long-term debt (other than senior notes and senior subordinated debentures)

        Long-term debt consists of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Notes and loans on containers payable over periods of 2 to 8 years, with a weighted average interest rate of 3.88% and 3.39%, respectively	$317,519	$353,910
Mortgage loans on ships payable over periods of 1 to 13 years, with a weighted average interest rate of 3.50% and 3.40%, respectively	757,999	698,323
Loans on real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 4.72% and 5.39%, respectively	82,928	143,756

	$1,158,446	$1,195,989

        Several credit agreements of SCL have restrictive financial covenants. At June 30, 2004, SCL was in compliance with its covenants.

        Included in long-term debt is a revolving credit facility with a group of banks collateralized by container equipment, a securitization facility with a nine-year term collateralized by other container equipment, and a revolving credit and term loan facility collateralized on Silja ship assets. At June 30, 2004, $120,486,000, $195,779,000 and $473,387,000, respectively, was outstanding under these facilities (December 31, 2003—$129,038,000, $223,201,000 and $397,328,000, respectively).

        The following is a summary of the aggregate maturities of long-term debt at June 30, 2004. The 2004 amount includes $120,500,000 due under bank-syndicated facilities that SCL expects to refinance (dollars in thousands):

Year ending December 31,
2004	$185,300
2005	141,943
2006	142,518
2007	186,927
2008	135,246
2009 and thereafter	366,512

$1,158,446

        The interest rates on substantially all SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying value of SCL's long-term debt at June 30, 2004 and December 31, 2003 was a reasonable estimate of its fair value.

        In addition, syndicates of banks have provided GE SeaCo with $218,700,000 of credit facilities to fund new container purchases. Also, a bankruptcy-remote subsidiary of GE SeaCo formed to facilitate asset securitization has a $673,000,000 container securitization facility. At June 30, 2004, GE SeaCo had borrowed $620,600,000 (December 31, 2003—$511,000,000) under these facilities, none of which is guaranteed by SCL.

        Also, SCL has guaranteed through 2010 one half of a $7,199,000 (December 31, 2003—$9,026,000) bank loan to Speedinvest Ltd., owner of the Adriatic fast ferry in which SCL has a 50% interest. This guarantee existed prior to December 31, 2002 and has not been modified.

6.     Senior notes and subordinated debentures

        The maturities relating to the senior notes and senior subordinated debentures of SCL are disclosed in Note 11 to the financial statements in the Company's 2003 Form 10-K annual report.

        On May 4, 2004, the Company issued and sold $103,000,000 aggregate principal amount of unsecured 10 1/2% senior notes due 2012 in an underwritten public offering. The notes bear interest at 10 1/2% per annum but were sold at a discounted price of $100,290,070 to yield 11% per annum. The $2,709,930 original issue discount will be amortized over the life of the notes, which have no sinking fund requirement and come due on May 15, 2012. The notes are redeemable, in whole or in part, at the option of the Company at a price of 105.25% of the principal amount on or after May 15, 2008, 102.625% on or after May 15, 2009, and 100% on or after May 15, 2010. The notes may also be redeemed by the Company in the event of certain tax law changes. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The proceeds of the sale of the notes were used in part to redeem on June 7, 2004 the $79,729,000 aggregate principal amount of the Company's 12 1/2% senior subordinated debentures due 2004.

7.     Income taxes

        Income taxes provided by SCL relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for (benefit from) income taxes consists of the following (dollars in thousands):

	Six months ended June 30, 2004
	Current	Deferred	Total
United States	$33	$(59)	$(26)
Other foreign	1,682	(5,156)	(3,474)

	$1,715	$(5,215)	$(3,500)

	Six months ended June 30, 2003
	Current	Deferred	Total
United States	$79	$68	$147
Other foreign	1,053	(4,468)	(3,415)

	$1,132	$(4,400)	$(3,268)

        SCL is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax assets recorded in other assets in the consolidated balance sheets are comprised of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Gross deferred tax assets	$71,732	$66,052
Less: Valuation allowance	(30,110)	(30,110)

Deferred tax assets	41,622	35,942
Deferred tax liabilities	(11,548)	(11,480)

Net deferred tax assets	$30,074	$24,462

        The gross deferred tax assets relate primarily to operating loss carryforwards and future tax benefits of accrued pension costs. The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

8.     Supplemental cash flow information

	Six months ended June 30,
	2004	2003
	(Dollars in thousands)
Cash paid for:
Interest	$42,276	$53,258
Income taxes	$7,778	$1,162

9.     Derivative financial instruments

        At June 30, 2004, SCL had a fixed rate interest rate swap on a container debt of the securitization facility described in Note 5, which has been designated as a cash flow hedge. Changes in fair value that represent the effective portion of the swap are accumulated in other comprehensive loss. Amounts accumulated in other comprehensive loss are being reclassified into earnings as the hedged interest cash flows are accrued and as a result of ineffectiveness. The fair value of the swap at June 30, 2004 was a $7,870,000 liability (December 31, 2003—$12,570,000 liability). During the six months ended June 30, 2004, $3,000,000 was recognized in earnings as a result of ineffectiveness. SCL estimates that approximately $2,200,000 will be recognized in earnings during the next 12 months.

10.   Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Foreign currency translation adjustment	$(139,894)	$(132,228)
Net change on derivative financial instruments	730	(970)
Minimum pension liability, net of tax	(45,879)	(45,879)

	$(185,043)	$(179,077)

11.   Commitments

        Outstanding contracts to purchase fixed assets were approximately $4,500,000 at June 30, 2004 (December 31, 2003—$16,000,000).

12.   Information concerning financial reporting for segments and operations in different geographical areas

        Financial information regarding SCL's business segments is as follows (dollars in thousands):

	Six months ended June 30,
	2004	2003
Total revenue:
Ferry operations	$333,589	$357,811
Rail operations	408,466	329,583
Container operations	52,546	59,102
Other	11,066	11,992

	$805,667	$758,488

Earnings/(losses) from operations before net finance costs:
Ferry operations	$(10,509)	$(4,732)
Rail operations	23,433	34,462
Container operations	20,518	17,962
Other	(977)	1,008

	32,465	48,700
Corporate costs	(8,369)	(7,692)
Net finance costs	(40,603)	(47,924)

Losses before income taxes	(16,507)	(6,916)
Benefit from income taxes	(3,500)	(3,268)

Losses before earnings from investment in Orient-Express Hotels Ltd	(13,007)	(3,648)
Earnings from investment in Orient-Express Hotels Ltd, net of tax	3,492	3,186

Net losses	$(9,515)	$(462)

        The identifiable assets of SCL's business segments are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Ferry operations	$1,409,432	$1,416,883
Rail operations	247,170	252,081
Container operations	802,045	816,838
Leisure operations	231,573	223,592
Other operations	50,809	52,523

	$2,741,029	$2,761,917

        Transactions between reportable segments are not material. The main factor SCL uses to identify its segments is similarity of the products and services provided.

13.   Contingencies

Strategic Rail Authority

        The previously reported claim by the Strategic Rail Authority against GNER was settled in early July 2004. See Note 15.

GNER performance bond

        GNER has undertaken since 1996 to reimburse the Strategic Rail Authority its costs in the event GNER breaches its franchise agreement to the extent that the authority must award the franchise to another operator. This undertaking is secured by a surety bond issued by an insurance company in the amount of $32,305,000 which the Company has guaranteed. The surety bond requirement, previously in the amount of $60,080,000, was reduced and the partial cash collateralization of the bond was released when the franchise agreement was amended in early July 2004. See Note 15.

14.   Related party transactions

        For the six months ended June 30, 2004, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $10,828,000 (2003—$15,212,000). Also in 2004, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides management and administration services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $16,317,000 (2003—$16,361,000). For the six months ended June 30, 2004, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $3,395,000 (2003—$9,767,000). At June 30, 2004, SCL had a loan balance of $3,000,000 due from GE SeaCo (December 31, 2003—$3,000,000). At June 30, 2004, a receivable of $28,270,000 (December 31, 2003—$30,342,000) remains outstanding from GE SeaCo in respect of all the above, which is included in the amount due from related parties on SCL's consolidated balance sheet and significantly all of which will be settled during the period ended September 30, 2004.

        For the six months ended June 30, 2004, subsidiaries of SCL received from OEH $2,676,000 (2003—$2,181,000) for the provision of various administrative services under a shared services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. At June 30, 2004, SCL had a receivable of $5,148,000 (December 31, 2003—$4,924,000) due from OEH, including the above, which is included in the amount due from related parties on SCL's consolidated balance sheet and significantly all of which will be settled during the period ended September 30, 2004. In March 2004, the last guarantee by SCL of an OEH bank loan (December 31, 2003—$19,088,000 principal amount) that predated OEH's initial public offering in August 2000 was released and cancelled.

15.   Subsequent events

        As previously reported in Note 18(b) to the financial statements in Sea Containers' 2003 Form 10-K annual report, the U.K. Strategic Rail Authority ("SRA") had claimed a portion of the compensation recognized by GNER in its settlement in December 2003 of arbitration proceedings with Network Rail Infrastructure Ltd. relating to past disruptions of GNER's passenger rail services in Great Britain. The SRA is the governmental franchisor under GNER's passenger rail franchise agreement, and Network Rail owns and maintains substantially all of the railway infrastructure in Britain. While GNER was advised by its legal counsel that GNER had no obligation to the SRA under the franchise agreement, GNER and the SRA engaged in discussions to resolve the dispute which otherwise could have been submitted to a separate arbitration proceeding. Because these discussions might have been unsuccessful and GNER might have been required to make payments to the SRA following arbitration, Sea Containers recorded a liability in its December 31, 2003 consolidated accounts for this dispute.

        In early July 2004, GNER and the SRA reached agreement to settle this dispute. GNER paid to the SRA £17,000,000 (approximately $30,000,000), an amount already provided for in Sea Containers' 2003 accounts, and the SRA withdrew its claim relating to GNER's December 2003 settlement with Network Rail. GNER is seeking to renew its franchise and is bidding for two additional new U.K. passenger rail franchises, and believed it was not appropriate to remain in dispute with the SRA during this process.

        Also in early July 2004, GNER and the SRA separately amended GNER's existing franchise agreement in certain ways. Primarily the SRA released £42,000,000 (approximately $76,000,000) of cash security which GNER had previously been required to maintain under the franchise agreement, and GNER has agreed to pay the SRA an amount of £8,000,000 (approximately $14,000,000) in 13 monthly instalments commencing April 2005. The SRA also agreed to remove its right under the franchise agreement to require GNER to increase its share capital, and to indemnify GNER for the difference between the new compensation regime stipulated by the U.K. Rail Regulator to take effect from April 1, 2004 and the original compensation regime in force when the franchise agreement came into effect in 1996. The new regime is less favorable to GNER than the original one. The compensation regimes relate to payments made by Network Rail to GNER for infrastructure failings, and bonus payments from GNER to Network Rail when infrastructure performance exceeds defined targets.

        SCL signed contracts for the sale of Folkestone port on July 2, 2004 to a third party, and completion of the sale is expected at a gain in the third quarter of 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2004 compared
with the three months ended June 30, 2003

Revenue

        Changes in revenue are analyzed as follows (dollars in thousands):

	Three months ended June 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$191,623	$216,007	$(24,384)	$(15,053)	$(39,437)	(18)
Rail operations	208,261	156,933	51,328	(18,325)	33,003	21
Container operations	26,580	30,601	(4,021)	—	(4,021)	(13)
Other operations	5,925	6,718	(793)	—	(793)	(12)

Total	$432,389	$410,259	$22,130	$(33,378)	$(11,248)	(3)

Ferry operations:
Effect of foreign exchange			$15,053
Silja			(4,647)
Isle of Man Steam Packet			(28,025)
Hoverspeed cross-Channel			(8,696)
Other			1,931

Total			$(24,384)

Container operations:
Leasing			$(2,091)
Manufacturing and depot			(2,196)
Others			266

Total			$(4,021)

        The decrease in ferry operations revenue of $39,437,000, excluding the favorable effect of the strengthening of the euro and the British pound against the U.S. dollar of $3,831,000 and $11,222,000, respectively, included a decrease of $28,025,000 resulting from the absence of revenue from the Irish Sea operations of the Isle of Man Steam Packet business, which was sold effective July 1, 2003, together with reduced revenue of $8,696,000 from Hoverspeed's cross-Channel services which was primarily due to the impact on ticket and retail sales revenue of lower passenger carryings resulting from reduced capacity and $4,647,000 from Silja operations, partly offset by increases in other operations of $1,931,000 (mainly New York harbor ferry services $836,000 and charter operations $1,068,000).

        The increase in rail revenue of $33,003,000, excluding the favorable effect of the strengthening of the British pound against the U.S. dollar, mainly related to increased revenue from passenger carryings.

        The decrease in container revenue of $4,021,000 mainly related to decreases in revenue from SCL's manufacturing and depot facilities of $2,196,000 and leasing operations of $2,091,000 (reflecting the reduced size of SCL's owned fleet partly offset by improved utilization).

        The decrease in other operations revenue of $793,000 mainly related to reduced revenue from fruit farming of $1,135,000 and property activities of $214,000, partly offset by increased revenue of $275,000 from publishing activities and $231,000 from the Corinth Canal concession.

Depreciation, Amortization and Operating Expenses

        Changes in depreciation, amortization and operating costs, in aggregate, are analyzed as follows (dollars in thousands):

	Three months ended June 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$157,439	$177,483	$(20,044)	$(12,142)	$(32,186)	(18)
Rail operations	175,731	121,959	53,772	(14,267)	39,505	32
Container operations	24,048	26,396	(2,348)	—	(2,348)	(9)
Other operations	3,026	2,988	38	—	38	1

Total	$360,244	$328,826	$31,418	$(26,409)	$(5,009)	2

Ferry operations:
Effect of foreign exchange			$12,142
Silja			(4,888)
Isle of Man Steam Packet			(19,924)
Hoverspeed cross-Channel			(9,266)
Other			1,892

Total			$(20,044)

Container operations:
Leasing			$(1,032)
Manufacturing and depot			(1,395)
Others			79

Total			$(2,348)

        The decrease in ferry operations costs of $32,186,000, excluding the adverse effect of the strengthening of the euro and the British pound against the U.S. dollar amounting to $8,226,000 and $3,916,000, respectively, included decreased costs of $19,924,000 relating to the sale of the Isle of Man Steam Packet business effective July 1, 2003, $9,266,000 from Hoverspeed's cross-Channel services (reflecting the impact of reduced capacity and lower cost of retail goods) and $4,888,000 from Silja operations, partly offset by increases of $1,892,000 from other operations (New York harbor ferry services $897,000 and charter and other operations costs $995,000).

        The increase in rail operations costs of $39,505,000, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, was due largely to increased net access charges including the effect of lower contractual compensation payments received from Network Rail in 2004.

        The decrease in container expenses of $2,348,000 mainly related to decreased costs from SCL's manufacturing and depot facilities of $1,395,000 and SCL's own leasing operations of $1,032,000.

Selling, General and Administrative Expenses

        Changes in selling, general and administrative expenses are analyzed as follows (dollars in thousands):

	Three months ended June 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$30,525	$30,622	$(97)	$(2,201)	$(2,298)	(8)
Rail operations	20,080	21,215	(1,135)	(2,521)	(3,656)	(17)
Container operations	(211)	45	(256)	—	(256)	(569)
Other operations	7,526	6,499	1,027	—	1,027	16

Total	$57,920	$58,381	$(461)	$(4,722)	$(5,183)	(9)

Ferry operations:
Effect of foreign exchange			$2,201
Silja			777
Isle of Man Steam Packet			(2,477)
Hoverspeed cross-Channel			(1,438)
Other			840

Total			$(97)

Container operations:
Leasing			$13
Manufacturing and depot			(466)
Others			197

Total			$(256)

        After adjustment for the adverse effect of the strengthening of the euro and British pound against the U.S. dollar amounting to $1,483,000 and $718,000, respectively, ferry operations costs decreased by $2,298,000 of which $2,477,000 related to the absence of Isle of Man Steam Packet and $1,438,000 to reduced costs from Hoverspeed's cross-Channel services, offset by increased costs from Silja operations of $777,000 and other ferry activities of $840,000. Rail operations, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, decreased by $3,656,000 (mainly payroll and central overheads) and container operations by $256,000, partly offset by increased costs from other operations of $1,027,000 (mainly increased corporate costs of $1,064,000).

Earnings from Investment in GE SeaCo

        The increased earnings from SCL's investment in GE SeaCo were mainly due to GE SeaCo's increased ontake and leasing of containers and the beneficial effect of reduced interest rates on the financing of its existing fleet.

Net Finance Costs

        Net finance costs in 2004 decreased by $1,466,000 which mainly related to a decrease in interest expense of $6,628,000 offset by reduced foreign exchange gains of $5,202,000. The decrease in interest expense resulted primarily from the repayment in 2003 of the 9 1/2% and 10 1/2% senior notes due July 1, 2003 of $136,323,000 in aggregate, repayment of the loan of $101,500,000 secured on the assets of the Isle of Man Steam Packet business (sold effective July 1, 2003) and the early repayment of the 12 1/2% senior subordinated debentures of $79,729,000 in June 2004, partly offset by the issue in May 2004 of

$103,000,000 principal amount 10 1/2% senior notes due 2012, together with reduced interest rates on floating-rate debt notwithstanding additional debt borrowed to finance acquisitions and investments.

Taxes on Income

        The income tax charges in the second quarter of 2004 and 2003 mainly related to the seasonal results of ferry and rail operations in jurisdictions which impose income tax. The Company is incorporated in Bermuda which does not impose an income tax.

Earnings from Investment in Orient-Express Hotels Ltd.

        Earnings from the investment in OEH were $5,429,000 in 2004 compared with $4,412,000 in 2003, an increase of $1,017,000. SCL's investment in OEH during the second quarter of 2004 was 42.05% compared with 46.76% for the same period in 2003. OEH is recovering in 2004 from the effects of the Iraq War, SARS and weak corporate demand in 2003.

Net Earnings

        Changes in net earnings are analyzed as follows (dollars in thousands):

	Three months ended June 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$3,659	$7,902	$(4,243)	$710	$(3,533)	(45)
Rail operations	12,450	13,759	(1,309)	1,537	228	2
Container operations	2,743	4,160	(1,417)	—	(1,417)	(34)
Other operations	(4,627)	(2,769)	(1,858)	—	(1,858)	67
Earnings from investment in GE SeaCo	8,282	5,236	3,046	—	3,046	58

Earnings before net finance costs	22,507	28,288	(5,781)	2,247	(3,534)	48
Net finance costs	(19,873)	(21,339)	1,466	4,255	5,721	(27)
Tax charges on income	1,000	1,767	(767)	—	(767)	(43)
Earnings from investment in Orient- Express Hotels Ltd.	5,429	4,412	1,017	—	1,017	23

Total	$7,063	$9,594	$(2,531)	$6,502	$3,971	41

        The 2004 second quarter net earnings of $7,063,000 compares with net earnings of $9,594,000 in 2003, a decrease of $2,531,000. Earnings before net finance costs showed a decrease of $5,781,000, including $4,243,000 from ferry operations (of which $5,341,000 related to Irish Sea operations—mainly the absence of Steam Packet earnings of $5,624,000—and $951,000 to other ferry activities, partly offset by improvements of $1,073,000 on Hoverspeed's cross-Channel services moving to seasonal operations and $976,000 on Silja operations despite high fuel costs and start-up costs of a new route to Russia), $1,309,000 from rail operations (due to reduced Network Rail compensation payments not being fully offset by increased revenue), $1,858,000 from other operations (mainly due to fruit farming together with increased corporate costs) partly offset by increased earnings of $1,629,000 from container-related operations including SCL's investment in GE SeaCo. Net finance costs decreased in 2004 by $1,466,000 as explained above. Additionally, the tax charge decreased by $767,000 and there was an increased share of OEH earnings of $1,017,000.

Six months ended June 30, 2004 compared
with the six months ended June 30, 2003

Revenue

        Changes in revenue are analyzed as follows (dollars in thousands):

	Six months ended June 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$333,589	$357,811	$(24,222)	$(35,614)	$(59,836)	(17)
Rail operations	408,466	329,583	78,883	(42,989)	35,894	11
Container operations	52,546	59,102	(6,556)	—	(6,556)	(11)
Other operations	11,066	11,992	(926)	—	(926)	(8)

Total	$805,667	$758,488	$47,179	$(78,603)	$(31,424)	(4)

Ferry operations:
Effect of foreign exchange			$35,614
Silja			(128)
Isle of Man Steam Packet			(39,978)
Hoverspeed cross-Channel			(21,705)
Other			1,975

Total			$(24,222)

Container operations:
Leasing			$(4,668)
Manufacturing and depot			(2,018)
Others			130

Total			$(6,556)

        The decrease in ferry operations revenue of $59,836,000, excluding the favorable effect of the strengthening of the euro and the British pound against the U.S. dollar of $29,929,000 and $5,685,000, respectively, included a decrease of $39,978,000 resulting from the absence of revenue from the Irish Sea operations of the Isle of Man Steam Packet business, which was sold effective July 1, 2003, and a decrease of $21,705,000 from Hoverspeed's cross-Channel services which included the effect of the seasonal closing for most of the first quarter of 2004 compared with operating for a full quarter in 2003 and the impact on ticket and retail sales revenue of lower passenger carryings resulting from reduced capacity in 2004, together with reduced revenue from Silja operations of $128,000 partly offset by increases in other operations of $1,975,000 (New York harbor ferry services $893,000 and charter operations $1,430,000 partly offset by a reduction on the remaining Irish Sea services of $348,000).

        The increase in rail revenue of $35,894,000, excluding the favorable effect of the strengthening of the British pound against the U.S. dollar, mainly related to increased revenue from passenger carryings, partly offset by the effect of compensation from Network Rail of $15,000,000 received in the first quarter of 2003 in the settlement negotiations for disruption to GNER's rail services following the U.K. Rail Regulator's ruling in GNER's favor and lower current compensation payments for disruption to GNER's rail services.

        The decrease in container revenue of $6,556,000 mainly related to decreased revenue from leasing operations of $4,668,000 (reflecting the reduced size of SCL's owned fleet partly offset by improved utilization) and SCL's manufacturing and depot facilities of $2,018,000.

        The decrease in other operations revenue of $926,000 mainly related to reduced revenue from fruit farming of $1,191,000 and property activities of $960,000, reflecting the effect of the sale of Newhaven land in 2003, partly offset by increased revenue of $600,000 from publishing activities and $493,000 from the Corinth Canal concession.

Depreciation, Amortization and Operating Expenses

        Changes in depreciation, amortization and operating costs, in aggregate, are analyzed as follows (dollars in thousands):

	Six months ended June 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$287,999	$308,641	$(20,642)	$(31,344)	$(51,986)	(17)
Rail operations	341,431	254,082	87,349	(33,142)	54,207	21
Container operations	47,415	50,830	(3,415)	(3,415)	(7)
Other operations	6,326	5,797	529	—	529	9

Total	$683,171	$619,350	$63,821	$(64,486)	$(665)	(—)

Ferry operations:
Effect of foreign exchange			$31,344
Silja			(3,830)
Isle of Man Steam Packet			(26,969)
Hoverspeed cross-Channel			(22,948)
Other			1,761

Total			$(20,642)

Container operations:
Leasing			$(2,277)
Manufacturing and depot			(1,246)
Others			108

Total			$(3,415)

        The decrease in ferry operations costs of $51,986,000, excluding the adverse effect of the strengthening of the euro and the British pound against the U.S. dollar amounting to $24,953,000 and $6,391,000, respectively, included decreased costs of $26,772,000 from the Irish Sea Services, of which $26,969,000 related to the sale of the Isle of Man Steam Packet business effective July 1, 2003, $22,948,000 from Hoverspeed's cross-Channel services (including the effect of seasonal closing in the first quarter of 2004) and $3,830,000 from Silja operations partly offset by an increase of $2,722,000 from other operations (New York harbor ferry services $1,513,000 and other ferry activities $1,209,000).

        The increase in rail operations costs of $54,207,000, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, was due largely to increased net access charges including the effect of lower contractual compensation payments received from Network Rail in 2004.

        The decrease in container expenses of $3,415,000 mainly related to decreased costs from SCL's own leasing operations of $2,277,000 and SCL's manufacturing and depot facilities of $1,246,000.

        The increase in other operations expenses of $529,000 mainly related to operating costs of $263,000 from fruit farming $138,000 from publishing activities and $191,000 from the Corinth Canal.

Selling, General and Administrative Expenses

        Changes in selling, general and administrative expenses are analyzed as follows (dollars in thousands):

	Six months ended June 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$56,099	$53,902	$2,197	$(5,538)	$(3,341)	(6)
Rail operations	43,602	41,039	2,563	(5,353)	(2,790)	(7)
Container operations	(264)	(87)	(177)	—	(177)	203
Other operations	14,086	12,879	1,207	—	1,207	9

Total	$113,523	$107,733	$5,790	$(10,891)	$(5,101)	(5)

Ferry operations:,
Effect of foreign exchange			$5,538
Silja			2,202
Isle of Man Steam Packet			(4,631)
Hoverspeed cross-Channel			(2,042)
Other			1,130

Total			$2,197

Container operations:
Leasing			$102
Manufacturing and depot			(339)
Others			60

Total			$(177)

        After adjustment for the adverse effect of the strengthening of the euro and British pound against the U.S. dollar amounting to $4,428,000 and $1,110,000, respectively, ferry operations costs decreased by $3,341,000 of which $4,631,000 related to the absence of Isle of Man Steam Packet and $2,042,000 to reduced costs from Hoverspeed's cross-Channel services (seasonal closing in the first quarter 2004) offset by increased costs from Silja operations of $2,202,000 (including increased marketing costs of $600,000) and other ferry activities of $1,130,000. Rail operations, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, decreased by $2,790,000 (mainly payroll and central overheads, offset by $3,500,000 redundancy costs in 2003) and container operations by $177,000 partly offset by increased costs on other operations of $1,207,000 (including increased costs on publishing together with increased corporate costs of $677,000).

Earnings from Investment in GE SeaCo

        The increased earnings from SCL's investment in GE SeaCo were mainly due to GE SeaCo's increased ontake and leasing of containers and the beneficial effect of reduced interest rates on the financing of its existing fleet.

Net Finance Costs

        Net finance costs in 2004 decreased by $7,321,000 which mainly related to a decrease in interest expense of $12,022,000 offset by reduced foreign exchange gains of $4,790,000. The reduction in interest expense resulted primarily from the repayment in 2003 of the 9 1/2% and 10 1/2% senior notes due July 1, 2003 of $136,323,000 in aggregate, repayment of the loan of $101,500,000 secured on the assets of the Isle of Man Steam Packet business (sold effective July 1, 2003) and the early repayment of the 12 1/2% senior subordinated debentures of $79,729,000 in June 2004, partly offset by the issue in May 2004 of $103,000,000 principal amount 10 1/2% senior notes due 2012, together with reduced interest rates on floating-rate debt notwithstanding additional debt borrowed to finance acquisitions and investments.

Taxes on Income

        The income tax credits in the first six months of 2004 and 2003, respectively, mainly related to the seasonal results of ferry and rail operations in jurisdictions which impose income tax. The Company is incorporated in Bermuda which does not impose an income tax.

Earnings from Investment in Orient-Express Hotels Ltd

        Earnings from the investment in OEH were $3,492,000 in 2004 compared with $3,186,000 in 2003 an increase of $306,000.

Net Losses

        Changes in net losses are analyzed as follows (dollars in thousands):

	Six months ended June 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$(10,509)	$(4,732)	$(5,777)	$(1,268)	$(7,045)	149
Rail operations	23,433	34,462	(11,029)	4,494	(6,535)	(19)
Container operations	5,395	8,359	(2,964)	—	(2,964)	(35)
Other operations	(9,346)	(6,684)	(2,662)	—	(2,662)	40
Earnings from investment in GE SeaCo	15,123	9,603	5,520	—	5,520	57

Earnings before net finance costs	24,096	41,008	(16,912)	3,226	(13,686)	(33)
Net finance costs	(40,603)	(47,924)	(7,321)	—	(7,321)	(15)
Tax credits on losses	(3,500)	(3,268)	232	—	232	7
Earnings from investment in Orient- Express Hotels Ltd.	3,492	3,186	306	—	306	10

Total	$(9,515)	$(462)	$(9,053)	$3,226	$(5,827)	1,261

        The 2004 first six months net loss of $9,515,000 compares with a net loss of $462,000 in 2003, an increase of $9,053,000. Earnings before net finance costs showed a decrease of $16,912,000, including $5,777,000 from ferry operations (of which $8,247,000 related to Irish Sea operations—mainly the absence of Steam Packet earnings of $8,378,000—and $1,559,000 to other ferry activities (including reduced SeaStreak services in the first quarter due to ice conditions), partly offset by improvements of

$2,048,000 on Silja operations and $1,981,000 on Hoverspeed's cross-Channel services), $11,029,000 from rail operations and $2,662,000 from other operations (mainly due to fruit farming and property activities). These decreases were partly offset by increased earnings of $2,556,000 from container-related operations including SCL's investment in GE SeaCo. Net finance costs decreased in 2004 by $7,321,000 as explained above. Additionally, the tax credit increased by $232,000 and SCL's share of earnings from the investment in OEH increased by $306,000.

Liquidity and Capital Resources

        At June 30, 2004, cash balances totalled $214,863,000. Additionally, there were undrawn working capital bank lines amounting to approximately $66,000,000.

        Capital expenditures planned for the remainder of 2004 relate primarily to additions to ferry and container assets, which SCL management believes will be adequately financed primarily from debt and lease financings, operating cash flows and other sources. Capital expenditures are expected to be at a lower level compared to 2003.

        Several credit agreements of SCL have restrictive covenants. At June 30, 2004, SCL was in compliance with its covenants.

        As reported in Note 6 to the financial statements in this report, the Company has issued and sold $103,000,000 principal amount of new 10 1/2% senior notes due 2012, from which the Company redeemed on June 7, 2004 all of the outstanding $79,729,000 principal amount of 12 1/2% senior subordinated debentures that were due to mature on December 1, 2004.

Recent Accounting Pronouncements

        As of June 30, 2004, SCL's significant accounting policies and estimates, which are described in Notes 1 and 8 to the financial statements in the Company's 2003 Form 10-K annual report, have not changed from December 31, 2003.

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

        The market risk relating to interest rates arises mainly from the financing activities of SCL. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. As reported in Note 19(a) to the financial statements in the Company's 2003 Form 10-K annual report, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt. These agreements expire over a period of one to seven years. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of SCL would have increased by approximately $4,500,000 based on borrowings at June 30, 2004. The interest rates on substantially all of SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        Fuel is a significant operating expense for ferry operations. As a result, an increase in the price of fuel such as that which occurred in 2002 and has continued to the present, has adversely affected profitability and may do so in the future. SCL may purchase fuel forward at predetermined prices as it did for part of 2003 and may introduce fuel surcharges on passenger and vehicle fares in an effort to mitigate these increased costs.

        The market risk relating to foreign currencies and fuel prices and their effects have not changed materially during the six months ended June 30, 2004 from those described in the Company's 2003 Form 10-K annual report.

ITEM 4. Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2004 and found no material deficiencies or weaknesses. There have been no changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 15 to the financial statements in this report regarding settlement of a claim by the U.K. Strategic Rail Authority against GNER.

Other than the foregoing, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company convened and held an annual general meeting of shareholders on June 7, 2004. The holders of Class A and B common shares, voting together, (i) duly elected John D. Campbell, W. Murray Grindrod, Robert M. Riggs, Philip J.R. Schlee, Charles N.C. Sherwood, James B. Sherwood and Michael J.L. Stracey as directors of the Company, (ii) duly approved the Sea Containers Ltd. 2004 Stock Option Plan and (iii) duly appointed Deloitte & Touche LLP as the Company's independent auditor. The number of votes on each matter was as follows:

(i)      Election of directors:

Name	For	Authority Withheld
J.D. Campbell	14,907,489	123,390
W.M. Grindrod	15,008,189	22,710
R.M. Riggs	15,006,437	24,462
P.J.R. Schlee	15,006,689	24,210
C.N.C. Sherwood	14,991,488	39,411
J.B. Sherwood	14,912,204	118,695
M.J.L. Stracey	15,002,886	28,013

(ii)     Approval of stock option plan: For 14,757,116, Against 248,637, and Abstain 25,146.

(iii)    Appointment of auditor: For 15,007,207, Against 15,713, and Abstain 7,979.

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits. The index to exhibits appears below, on the page immediately following the signature page of this report.

(b)    Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports:

Date of Report on Front Cover	Item No.	Description
April 28, 2004	5 and 7	Sale of $103,000,000 aggregate principal amount of the Company's 10 1/2% Senior Notes due 2012 in underwritten public offering on Form S-3 Registration Statement No. 333-11588.
May 3, 2004	7 and 12	Excerpts from 2003 annual shareholders report of the Company furnished to the Commission.
May 7, 2004	5 and 7	Redemption of the Company's 12 1/2% Senior Subordinated Debentures due 2004 on June 7, 2004.
May 7, 2004	7 and 12	News release regarding first quarter 2004 consolidated earnings of the Company furnished to the Commission.
June 10, 2004	7 and 12	Slides shown at an investor presentation in New York, New York on June 10, 2004 furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA CONTAINERS LTD.
	By:	/s/ D.J. O'Sullivan Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)
Dated: August 9, 2004

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

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets (unaudited)
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Sea Containers Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)
Sea Containers Ltd. and Subsidiaries Statement of Changes in Consolidated Shareholders' Equity and Comprehensive Loss (unaudited)
Sea Containers Ltd. and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX