Form 10-Q
period 2004-09-30
SEA CONTAINERS LTD /NY/
filed 2004-11-09
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004, or
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

As of October 29, 2004, 23,406,759 Class A common shares and 14,403,995 Class B common shares of Sea Containers Ltd. were outstanding including 12,900,000 Class B shares owned by a subsidiary of the registrant.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets
Cash and cash equivalents	$122,532	$213,313
Accounts receivable, net of allowances of $9,980 and $9,790	145,999	116,255
Due from related parties	36,376	35,266
Prepaid expenses and other	47,260	55,498
Asset sale receivables	32,816	40,284
Advances on asset purchase contracts	6,994	6,539
Containers at cost, less accumulated depreciation of $465,872 and $493,544	442,536	470,287
Ships at cost, less accumulated depreciation of $165,824 and $135,567	1,147,729	1,165,436
Assets under capital lease, less accumulated depreciation of $22,290 and $19,169	9,901	12,494
Real estate and other fixed assets at cost, less accumulated depreciation of $114,486 and $100,787	129,533	140,698
Inventories	46,391	45,991
Investments	385,472	356,024
Goodwill	17,974	12,054
Other intangible assets, net	50,064	52,711
Other assets	41,922	39,067

	$2,663,499	$2,761,917

See notes to condensed consolidated financial statements.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Liabilities and Shareholders' Equity
Credit facilities	$1,316	$2,235
Accounts payable	121,973	125,799
Accrued liabilities	262,947	299,862
Notes and loans on containers	292,010	353,910
Mortgage loans on ships	740,976	698,323
Obligations under capital leases	4,955	8,260
Bank loans on real estate and other fixed assets	43,520	143,756
Senior notes	406,380	305,806
Senior subordinated debentures	—	79,571
Deferred revenue	15,202	10,799

	1,889,279	2,028,321

Minority interest	1,677	1,783

Shareholders' equity:
Preferred shares $.01 par value (15,000,000 shares authorized):
Issued—150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000
Class A common shares $.01 par value (60,000,000 shares authorized):
Issued—22,950,159 shares (2003—20,932,548)	229	209
Class B common shares $.01 par value (60,000,000 shares authorized):
Issued—14,412,095 shares (2003—14,413,595)	144	144
Paid-in capital	450,047	415,107
Retained earnings	878,033	871,691
Accumulated other comprehensive loss	(179,649)	(179,077)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	772,543	731,813

Commitments and contingencies	—	—

	$2,663,499	$2,761,917

See notes to condensed consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Three months ended September 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$492,236	$465,018

Expenses:
Depreciation and amortization	28,889	26,307
Operating	369,694	326,076
Selling, general and administrative	66,702	56,511
Non-recurring charges	—	40,000

Total expenses	465,285	448,894

Gains on sale of assets	5,732	105,000
Earnings from investment in GE SeaCo SRL	8,573	5,945

Earnings from operations before net finance costs	41,256	127,069
Interest expense	(20,253)	(21,202)
Interest and related income	950	1,625

Net finance costs	(19,303)	(19,577)

Earnings before income taxes	21,953	107,492
Provision for income taxes	8,393	10,300

Earnings before earnings from investment in Orient-Express Hotels Ltd	13,560	97,192
Earnings from investment in Orient-Express Hotels Ltd., net of tax	4,834	3,824

Net earnings	18,394	101,016
Preferred share dividends	272	272

Net earnings on class A and class B common shares	$18,122	$100,744

Earnings per class A and class B common share:
Basic	$0.77	$4.79

Diluted	$0.76	$4.68

Dividends per class A common share	$0.025	$0.025

Dividends per class B common share	$0.0225	$0.0225

See notes to condensed consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$1,297,903	$1,223,506

Expenses:
Depreciation and amortization	86,828	82,994
Operating	994,926	888,739
Selling, general and administrative	180,225	164,244
Non-recurring charges	—	40,000

Total expenses	1,261,979	1,175,977

Gains on sale of assets	5,732	105,000
Earnings from investment in GE SeaCo SRL	23,696	15,548

Earnings from operations before net finance costs	65,352	168,077
Interest expense	(62,417)	(75,388)
Interest and related income	2,511	7,887

Net finance costs	(59,906)	(67,501)

Earnings before income taxes	5,446	100,576
Provision for income taxes	4,893	7,032

Earnings before earnings from investment in Orient-Express Hotels Ltd	553	93,544
Earnings from investment in Orient-Express Hotels Ltd., net of tax	8,326	7,010

Net earnings	8,879	100,554
Preferred share dividends	816	816

Net earnings on class A and class B common shares	$8,063	$99,738

Earnings per class A and class B common share:
Basic	$0.35	$4.74

Diluted	$0.35	$4.66

Dividends per class A common share	$0.075	$0.025

Dividends per class B common share	$0.0675	$0.0225

See notes to condensed consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$8,879	$100,554

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86,828	82,994
Gains from sale of assets	(5,732)	(101,391)
Undistributed earnings of affiliates and non-cash items	(23,959)	(17,826)
Non-recurring charges relating to asset writedowns	—	25,000
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables	(9,044)	(37,488)
Decrease/(increase) in inventories	1,578	(1,491)
Decrease in accounts payable, accrued liabilities and other liabilities	(43,126)	(11,096)

Total adjustments	6,545	(61,298)

Net cash provided by operating activities	15,424	39,256

Cash flows from investing activities:
Capital expenditures	(55,070)	(37,225)
Acquisitions and investments, net of cash acquired	(7,304)	—
Proceeds from sale of fixed assets and other	19,747	222,654

Net cash (used in)/provided by investing activities	(42,627)	185,429

Cash flows from financing activities:
Issuance of common shares	34,960	14
Issuance of long-term debt, net	38,695	45,401
Issuance of senior notes, net	96,147	—
Principal payments under long-term debt	(101,703)	(121,241)
Payment of loans upon disposal of assets	—	(109,799)
Purchase and retirement of notes and debentures	(79,729)	(136,323)
Payment of preferred share dividends	(816)	(816)
Payment of common share dividends	(1,721)	(522)
Working capital facilities and redrawable loans (repaid)/drawn	(51,412)	6,700

Net cash used in financing activities	(65,579)	(316,586)

Effect of exchange rate changes on cash and cash equivalents	2,001	4,692

Net decrease in cash and cash equivalents	(90,781)	(87,209)
Cash and cash equivalents at beginning of period	213,313	218,022

Cash and cash equivalents at end of period	$122,532	$130,813

See notes to condensed consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statement of Changes in Consolidated Shareholders' Equity and Comprehensive Loss (unaudited)

(Dollars in thousands)	Redeemable Preferred Shares at Liquidation Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Common Shares Held by a Subsidiary	Total Com- prehensive Loss
Balance, January 1, 2004	$15,000	$209	$144	$415,107	$871,691	$(179,077)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	—	18	—	—	—
Issuance of class A common shares under employee stock option plan	—	—	—	5	—	—	—
Issuance of class A common shares in public offering, net of issuance costs and cancelled shares	—	20	—	34,917	—	—	—
Dividends on common and preferred shares	—	—	—	—	(2,537)	—	—
Comprehensive income (loss):
Net earnings for the period	—	—	—	—	8,879	—	—	$8,879
Foreign currency translation adjustments	—	—	—	—	—	(1,372)	—	(1,372)
Change in fair value of derivative financial instruments	—	—	—	—	—	800	—	800

								$8,307

Balance, September 30, 2004	$15,000	$229	$144	$450,047	$878,033	$(179,649)	$(391,261)

See notes to condensed consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

(a)    Accounting policies

        For a description of significant accounting policies, see the Notes to the consolidated financial statements in the Company's 2003 Form 10-K annual report. As of September 30, 2004, these significant accounting policies have not changed from December 31, 2003. The condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the U.S. Securities Exchange Commission. "SFAS" means a Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the Financial Accounting Standards Board.

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

        Equity in earnings of GE SeaCo is presented within earnings from operations in the statements of consolidated operations due to the integral nature of GE SeaCo's operations to SCL's consolidated operations as both companies are engaged in the container leasing business operated in a similar manner with similar management. SCL provides management and administrative services and leases containers to GE SeaCo (see Note 15). In addition, certain officers of the Company are also officers of GE SeaCo, including the Chairman and Chief Financial Officer. Equity in earnings of OEH is presented below earnings after tax in the statements of consolidated operations because OEH's operations are not considered integral to SCL's operations.

        Certain reclassifications have been made to the 2003 financial statements to conform to the classifications in the 2004 financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the nine months ended September 30, 2004 and 2003, which are all of a normal recurring nature, have been reflected in the information provided. Due to the seasonal nature of SCL's business, operating results of the interim period are not indicative of a full year's operating results.

(b)    Earnings per share

        The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Nine months ended September 30,
	2004	2003
Basic	23,126	21,021
Effect of dilution	135	536

Diluted	23,261	21,557

        Options to purchase 9,069 and 33,383 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively.

	Three months ended September 30,
	2004	2003
Basic	23,479	21,021
Effect of dilution	592	572

Diluted	24,071	21,593

        Options to purchase 11,549 and 18,295 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively. In addition, for the nine months ended September 30, 2004, 478,622 class B common shares issuable on conversion of convertible preferred shares were excluded from the computation of diluted earnings per share because to do so would have been anti-dilutive for the period presented.

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

	Nine months ended September 30,
	2004	2003
Net earnings on class A and class B common shares:
As reported	$8,063	$99,738
Add: Total stock-based employee compensation expense included in reported net earnings on class A and class B common shares	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(328)	(253)

Pro forma	$7,735	$99,485

Basic and diluted earnings per share:
As reported:
Basic	$0.35	$4.74

Diluted	$0.35	$4.66

Pro forma:
Basic	$0.33	$4.73

Diluted	$0.33	$4.65

	Three months ended September 30,
	2004	2003
Net earnings on class A and class B common shares:
As reported	$18,122	$100,744
Add: Total stock-based employee compensation expense included in reported net earnings on class A and class B common shares	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(149)	(70)

Pro forma	$17,973	$100,674

Basic and diluted earnings per share:
As reported:
Basic	$0.77	$4.79

Diluted	$0.76	$4.68

Pro forma:
Basic	$0.77	$4.79

Diluted	$0.76	$4.67

        The pro forma figures in the preceding tables may not be representative of pro forma amounts in future years.

(d)    Dividends

        On January 20, April 20, July 20 and October 20, 2004, the Company declared a quarterly dividend of $0.025 per class A common share and $0.0225 per class B common share.

(e)    Recent accounting pronouncements

        In March 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share". Effective for quarters ending after March 31, 2004, this consensus clarifies the term participating security as used in SFAS No. 128. The Company has determined that its convertible preferred shares are not considered a participating security under this consensus and that its provisions had no effect on SCL's financial statements.

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

(f)    Pensions

        Components of net periodic pension benefit cost for SCL's four defined benefit plans are as follows (dollars in thousands):

	Nine months ended September 30,
	2004	2003
Service cost	$3,641	$3,213
Interest cost	10,336	8,159
Expected return on plan assets	(7,866)	(5,754)
Amortization of prior service cost	40	255
Amortization of net loss	3,881	2,600

Net periodic benefit cost	$10,032	$8,473

	Three months ended September 30,
	2004	2003
Service cost	$1,214	$1,073
Interest cost	3,445	2,722
Expected return on plan assets	(1,810)	(1,197)
Amortization of prior service cost	13	85
Amortization of net loss	1,294	867

Net periodic benefit cost	$4,156	$3,550

        As reported in Note 12 to the financial statements in the 2003 Form 10-K annual report, SCL expected to contribute $7,961,000 to its pension plans in 2004. As of September 30, 2004, pension contributions of $5,776,000 have been made. SCL anticipates contributing an additional $2,365,000 to fund its pension plans in 2004 for a total of $8,141,000.

2.     Gains on sale of assets and non-recurring charges

(a)    Gains on sale of assets

        The gain on sale of assets in 2004 of $5,732,000 arose from the sale of the port of Folkestone in August. The sale price was approximately $20,000,000 paid in cash.

        On July 18, 2003, the Company completed the sale of its indirect wholly-owned subsidiary Sea Containers Isle of Man Ltd., which was the holding company of SCL's Isle of Man Steam Packet ferry business (collectively "Steam Packet"). The sale price was approximately $242,000,000, paid in cash, which resulted in a gain on sale of approximately $100,000,000.

        In September 2003, a gain of $5,000,000 arose on the sale of property in the port of Newhaven. The sale price was approximately $14,000,000 paid in cash.

(b)    Non-recurring charges

        As a result of the sale of Steam Packet in 2003 and SCL's concurrent restructuring of its fast ferry business, together with management's implementation of a plan to sell certain specifically identified container assets, an impairment evaluation was performed in accordance with the guidelines of SFAS No. 144. This indicated that the carrying value of certain ship and ship-related assets and certain specifically identified container assets exceeded the expected future cash flows attributable to these assets, resulting in an impairment. The impairment charge recognized during the third quarter of 2003 on ship and ship-related assets was approximately $15,000,000 and on container assets approximately $10,000,000 a total impairment in connection with this evaluation of $25,000,000. The impairment was determined by taking the excess of the carrying value over the estimated fair value of the respective assets. Fair value was determined using estimated future discounted cash flows and external valuations where applicable.

        In connection with the restructuring of some of SCL's ferry routes, SCL recorded a severance charge for about 400 employees of approximately $10,000,000, all of which was paid in 2003.

        Other non-recurring charges of approximately $5,000,000 were incurred including $3,700,000 relating to the Company's exchange offers for a portion of its publicly-traded debt. These costs consisted of legal and other professional fees.

        For additional information about these non-recurring charges, see Note 3(b) to the financial statements in the Company's Form 10-K annual report for the year ended December 31, 2003.

3.     Acquisitions and investments

(a)    Acquisitions

        On July 19, 2004, SCL completed the purchase of certain container depot, service and logistics operations based in Australia and New Zealand for an aggregate price of $7,300,000, part of which was financed by a bank loan. This purchase complements SCL's existing container activities in the region. Goodwill of $5,900,000 was recognized on these transactions on a preliminary basis as the purchase allocation has not been finalized. The goodwill was preliminarily assigned to container operations (see Note 5). These acquisitions have been accounted for in accordance with SFAS No. 141. The results of operations have been included in the consolidated financial results of SCL from the date of acquisition and the assets acquired and liabilities assumed of the acquired companies have been recorded at their fair value at the date of acquisition. Pro forma data has not been presented as the revenues and net earnings from these acquisitions would not have a material impact in the year of acquisition.

(b)    Investments

        Summarized financial data for SCL's unconsolidated companies for the periods during which the investments were held by SCL are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Cash, receivables and prepaid expenses	$218,420	$226,224
Fixed assets, net	1,768,392	1,527,154
Other assets	211,588	245,017

Total assets	$2,198,400	$1,998,395

Accounts payable	$99,400	$108,282
Accrued liabilities	146,912	88,223
Other liabilities	44,794	37,492
Long-term debt	1,143,903	1,064,739
Total shareholders' equity	763,391	699,659

Total liabilities and shareholders' equity	$2,198,400	$1,998,395

	Nine months ended September 30,
	2004	2003
Revenue	$365,930	$307,760

Earnings from operations before net finance costs	$88,168	$65,026

Net earnings	$67,192	$46,087

4.     Real estate and other fixed assets

       The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Freehold and leased land and buildings	$123,704	$132,761
Machinery and equipment	55,658	55,707
Fixtures, fittings and office equipment	64,657	53,017

	244,019	241,485
Less: accumulated depreciation	114,486	100,787

	$129,533	$140,698

5.     Intangible assets

        Intangible assets consist of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Intangible assets not subject to amortization:
Goodwill	$17,974	$12,054
Trademarks	24,918	24,918
Other intangible assets at cost	1,419	1,443

	44,311	38,415

Intangible assets subject to amortization:
Other intangibles at cost	52,803	52,803
Less: accumulated amortization	(29,076)	(26,453)

	23,727	26,350

Total	$68,038	$64,765

        Amortization expense related to intangible assets subject to amortization was $2,573,000 and $2,483,000 for the nine months ended September 30, 2004 and 2003, respectively, and $842,000 and $923,000 for the three months ended September 30, 2004 and 2003, respectively. Amortization for the next five years is expected to be approximately $3,500,000 annually.

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (dollars in thousands):

	Ferry Operations	Rail Operations	Container Operations	Leisure Operations	Other Operations	Total
Balance as of January 1, 2004	$1,946	$—	$5,665	$—	$4,443	$12,054
Acquisition of subsidiary companies	—	—	5,882	—	—	5,882
Foreign currency translation	—	—	—	—	38	38

Balance as of September 30, 2004	$1,946	$—	$11,547	$—	$4,481	$17,974

6.     Long-term debt (other than senior notes and senior subordinated debentures)

        Long-term debt consists of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Notes and loans on containers payable over periods of 2 to 8 years, with a weighted average interest rate of 4.34% and 3.39%, respectively	$292,010	$353,910
Mortgage loans on ships payable over periods of 1 to 13 years, with a weighted average interest rate of 3.58% and 3.40%, respectively	740,976	698,323
Loans on real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 6.07% and 5.39%, respectively	43,520	143,756

	$1,076,506	$1,195,989

        Several credit agreements of SCL have restrictive financial covenants. At September 30, 2004, SCL was in compliance with its covenants.

        Included in long-term debt is a revolving credit facility with a group of banks collateralized by container equipment, a securitization facility with a nine-year term collateralized by other container equipment, and a revolving credit and term loan facility collateralized on Silja ship assets. At September 30, 2004, $106,500,000, $184,256,000 and $465,662,000, respectively, was outstanding under these facilities (December 31, 2003—$129,038,000, $223,201,000 and $397,328,000, respectively). The first facility was refinanced in October 2004 as a revolving term-loan facility of $85,000,000 that comes due in October 2007.

        The following is a summary of the aggregate maturities of long-term debt at September 30, 2004 (dollars in thousands):

Year ending December 31,
2004	$68,391
2005	150,900
2006	147,676
2007	190,536
2008	112,824
2009 and thereafter	406,179

$1,076,506

        The interest rates on substantially all SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying value of SCL's long-term debt at September 30, 2004 and December 31, 2003 was a reasonable estimate of its fair value.

        In addition, syndicates of banks have provided GE SeaCo with $217,800,000 of credit facilities to fund new container purchases. Also, a bankruptcy-remote subsidiary of GE SeaCo formed to facilitate asset securitization has a $658,500,000 container securitization facility. At September 30, 2004, GE SeaCo had borrowed $638,300,000 (December 31, 2003—$511,000,000) under these facilities, none of which is guaranteed by SCL.

        Also, SCL has guaranteed through 2010 one half of a $7,102,000 (December 31, 2003—$9,026,000) bank loan to Speedinvest Ltd., owner of the Adriatic fast ferry in which SCL has a 50% interest. This guarantee existed prior to December 31, 2002 and has not been modified.

7.     Senior notes and senior subordinated debentures

        The maturities relating to the senior notes of SCL outstanding at December 31, 2003 are disclosed in Note 11 to the financial statements in the Company's 2003 Form 10-K annual report.

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

8.     Income taxes

        Income taxes provided by SCL relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consists of the following (dollars in thousands):

	Nine months ended September 30, 2004
	Current	Deferred	Total
United States	$44	$62	$106
Other foreign	2,490	2,297	4,787

	$2,534	$2,359	$4,893

	Nine months ended September 30, 2003
	Current	Deferred	Total
United States	$214	$77	$291
Other foreign	3,671	3,070	6,741

	$3,885	$3,147	$7,032

        SCL is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax assets recorded in other assets in the consolidated balance sheets are comprised of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Gross deferred tax assets	$65,636	$66,052
Less: Valuation allowance	(30,163)	(30,110)

Deferred tax assets	35,473	35,942
Deferred tax liabilities	(13,214)	(11,480)

Net deferred tax assets	$22,259	$24,462

        The gross deferred tax assets relate primarily to operating loss carryforwards and future tax benefits of accrued pension costs. The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

9.     Supplemental cash flow information

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Cash paid for:
Interest	$59,927	$83,613
Income taxes	$8,755	$1,946

        In conjunction with acquisitions (see Note 3(a)), liabilities were assumed as follows (dollars in thousands):

	Nine months ended September 30,
	2004	2003
Fair value of assets acquired	$8,045	$—
Cash paid	(7,304)	—

Liabilities assumed	$741	$—

10.   Derivative financial instruments

        At September 30, 2004, SCL had a fixed rate interest rate swap on container debt in the securitization facility described in Note 6, which has been designated as a cash flow hedge. Changes in fair value that represent the effective portion of the swap are accumulated in other comprehensive loss. Amounts accumulated in other comprehensive loss are being reclassified into earnings as the hedged interest cash flows are accrued and as a result of ineffectiveness. The fair value of the swap at September 30, 2004 was a $8,370,000 liability (December 31, 2003—$12,570,000 liability). During the nine months ended September 30, 2004, $3,400,000 was recognized in earnings as a result of ineffectiveness. SCL estimates that approximately $1,920,000 will be recognized in earnings during the next 12 months.

11.   Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Foreign currency translation adjustment	$(133,600)	$(132,228)
Net change on derivative financial instruments	(170)	(970)
Minimum pension liability, net of tax	(45,879)	(45,879)

	$(179,649)	$(179,077)

12.   Commitments

        Outstanding contracts to purchase fixed assets were approximately $4,200,000 at September 30, 2004 (December 31, 2003—$16,000,000).

13.   Information concerning financial reporting for segments and operations in different geographical areas

        Financial information regarding SCL's business segments is as follows (dollars in thousands):

	Nine months ended September 30,
	2004	2003
Total revenue:
Ferry operations	$559,469	$594,417
Rail operations	633,411	526,947
Container operations	88,650	85,024
Other operations	16,373	17,118

	$1,297,903	$1,223,506

Earnings/(losses) from operations before net finance costs:
Ferry operations	$7,211	$24,142
Rail operations	34,021	63,219
Container operations, including earnings from investment in GE SeaCo SRL	33,466	26,696
Other operations	(1,607)	779
Non-recurring charges	—	(40,000)
Gains on sale of assets	5,732	105,000
Corporate costs	(13,471)	(11,759)

	65,352	168,077
Net finance costs	(59,906)	(67,501)

Earnings before income taxes	5,446	100,576
Provision for income taxes	4,893	7,032

Earnings before earnings from investment in Orient-Express Hotels Ltd	553	93,544
Earnings from investment in Orient-Express Hotels Ltd., net of tax	8,326	7,010

Net earnings	$8,879	$100,554

        The identifiable assets of SCL's business segments are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Ferry operations	$1,391,877	$1,416,883
Rail operations	204,240	252,081
Container operations	789,750	816,838
Leisure operations	236,389	223,592
Other operations	41,243	52,523

	$2,663,499	$2,761,917

        Transactions between reportable segments are not material. The main factor SCL uses to identify its segments is similarity of the products and services provided.

14.   Contingencies

        GNER has undertaken since 1996 to reimburse the Strategic Rail Authority its costs in the event GNER breaches its franchise agreement to the extent that the authority must award the franchise to another operator. This undertaking is secured by a surety bond issued by an insurance company in the amount of $32,128,000 which the Company has guaranteed. The surety bond requirement, previously in the amount of $60,080,000, was reduced and the partial cash collateralization of the bond was released when the franchise agreement was amended in July 2004.

15.   Related party transactions

        For the nine months ended September 30, 2004, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $15,749,000 (2003—$21,182,000). Also in 2004, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides management and administration services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $24,328,000 (2003—$24,288,000). For the nine months ended September 30, 2004, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $4,795,000 (2003—$14,884,000). At September 30, 2004, SCL had a loan balance of $3,000,000 due from GE SeaCo (December 31, 2003—$3,000,000). At September 30, 2004, a receivable of $28,625,000 (December 31, 2003—$30,342,000) remains outstanding from GE SeaCo in respect of all the above, which is included in the amount due from related parties on SCL's consolidated balance sheet and significantly all of which will be settled during the period ending December 31, 2004.

        For the nine months ended September 30, 2004, subsidiaries of SCL received from OEH $4,009,000 (2003—$3,421,000) for the provision of various administrative services under a shared services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. At September 30, 2004, SCL had a receivable of $5,552,000 (December 31, 2003—$4,924,000) due from OEH, including the above, which is included in the amount due from related parties on SCL's consolidated balance sheet and significantly all of which will be settled during the period ending December 31, 2004. In March 2004, the last guarantee by SCL of an OEH bank loan (December 31, 2003—$19,088,000 principal amount) that predated OEH's initial public offering in August 2000 was released and cancelled.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2004 compared
with the three months ended September 30, 2003

Revenue

        Changes in revenue are analyzed as follows (dollars in thousands):

	Three months ended September 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$225,880	$236,606	$(10,726)	$23,205	$(33,931)	(14)
Rail operations	224,945	197,364	27,581	25,743	1,838	1
Container operations	36,104	25,922	10,182	—	10,182	39
Other operations	5,307	5,126	181	—	181	4

Total	$492,236	$465,018	$27,218	$48,948	$(21,730)	(5)

Ferry operations:
Effect of foreign exchange			$23,205
Silja			(16,545)
Hoverspeed cross-Channel			(18,823)
Other			1,437

Total			$(10,726)

Container operations:
Leasing			$(383)
Manufacturing and depot			10,565

Total			$10,182

        The decrease in ferry operations revenue of $33,931,000, excluding the favorable effect of the strengthening of the euro and the British pound against the U.S. dollar of $16,672,000 and $6,533,000, respectively, included reduced revenue of $18,823,000 from Hoverspeed's cross-Channel services which was primarily due to the impact on ticket and retail sales revenue of lower passenger carryings resulting from reduced capacity and increased competition and $16,545,000 from Silja operations, partly offset by increases in other operations of $1,437,000 (mainly New York harbor ferry services $846,000 and charter operations $609,000).

        The increase in rail revenue of $1,838,000, excluding the favorable effect of the strengthening of the British pound against the U.S. dollar, mainly related to increased revenue from passenger carryings.

        The increase in container revenue of $10,182,000 included an increase in revenue from SCL's manufacturing and depot facilities of $10,565,000 of which $9,373,000 related to container depot, service and logistics operations acquired in the third quarter of 2004. This increase was partly offset by reduced revenue from leasing operations of $383,000 (reflecting the reduced size of SCL's owned fleet partly offset by improved utilization). Revenues of GE SeaCo are not included in these amounts.

        The increase in other operations revenue of $181,000 mainly related to increased revenue of $335,000 from the Corinth Canal concession and $117,000 from fruit farming partly offset by reduced revenue from property activities of $344,000.

Depreciation, Amortization and Operating Expenses

        Changes in depreciation, amortization and operating costs, in aggregate, are analyzed as follows (dollars in thousands):

	Three months ended September 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$175,881	$176,073	$(192)	$16,862	$(17,054)	(10)
Rail operations	189,226	149,578	39,648	19,509	20,139	13
Container operations	30,300	23,532	6,768	—	6,768	29
Other operations	3,176	3,200	(24)	—	(24)	(1)

Total	$398,583	$352,383	$46,200	$36,371	$9,829	3

Ferry operations:
Effect of foreign exchange			$16,862
Silja			(5,024)
Hoverspeed cross-Channel			(12,830)
Other			800

Total			$(192)

Container operations:
Leasing			$(1,234)
Manufacturing and depot			8,002

Total			$6,768

        The decrease in ferry operations costs of $17,054,000, excluding the adverse effect of the strengthening of the euro and the British pound against the U.S. dollar amounting to $11,640,000 and $5,222,000, respectively, included $12,830,000 from Hoverspeed's cross-Channel services (reflecting the impact of reduced capacity and lower cost of retail goods) and $5,024,000 from Silja operations, partly offset by increases of $800,000 from charters and other operations (primarily New York harbor ferry services $859,000).

        The increase in rail operations costs of $20,139,000, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, was due largely to increased net access charges including the effect of lower contractual compensation payments received from Network Rail in 2004, which offset GNER's operating costs, due to improved Network Rail performance and the lower rates of compensation that became effective in April 2004.

        The increase in container expenses of $6,768,000 mainly related to increased costs from SCL's manufacturing and depot facilities of $8,002,000 of which $7,461,000 related to the container depot, service and logistics operations acquired in the third quarter of 2004, partly offset by decreased costs from SCL's own leasing operations of $1,234,000.

Selling, General and Administrative Expenses

        Changes in selling, general and administrative expenses are analyzed as follows (dollars in thousands):

	Three months ended September 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$32,279	$31,659	$620	$(3,024)	$(2,404)	(8)
Rail operations	25,131	19,029	6,102	(2,482)	$3,620	19
Container operations	1,429	(399)	1,828	—	1,828	458
Other operations	7,863	6,222	1,641	—	1,641	26

Total	$66,702	$56,511	$10,191	$(5,506)	$4,685	8

Ferry operations:
Effect of foreign exchange			$3,024
Silja			(1,704)
Hoverspeed cross-Channel			(461)
Other			(239)

Total			$620

Container operations:
Leasing			$102
Manufacturing and depot			1,726

Total			$1,828

        After adjustment for the adverse effect of the strengthening of the euro and British pound against the U.S. dollar amounting to $2,157,000 and $867,000, respectively, ferry operations costs decreased by $2,404,000 of which $1,704,000 related to reduced costs from Silja operations, $461,000 to Hoverspeed's cross-Channel services and $239,000 to other ferry activities. Rail operations, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, increased by $3,620,000 (mainly payroll, advertising and marketing costs and other central overheads), container operations by $1,828,000 (of which $1,282,000 related to the container depot, service and logistics operations acquired in 2004) and other operations by $1,641,000 (mainly increased costs from the Corinth Canal concession $304,000, and publishing activities $250,000 together with increased corporate costs of $1,035,000).

Earnings from Investment in GE SeaCo

        The increased earnings from SCL's investment in GE SeaCo of $2,628,000 were mainly due to GE SeaCo's increased ontake and leasing of containers and the beneficial effect of reduced interest rates on the financing of its existing fleet.

Net Finance Costs

        Net finance costs in 2004 decreased by $274,000 which mainly related to a decrease in interest expense of $949,000 offset by reduced interest and related income of $675,000 which included reduced foreign exchange gains of $714,000. The decrease in interest expense resulted primarily from the early repayment of the 12 1/2% senior subordinated debentures of $79,729,000 in June 2004, partly offset by the issue in May 2004 of $103,000,000 principal amount 10 1/2% senior notes due 2012, together with reduced interest rates on floating-rate debt notwithstanding additional debt borrowed to finance acquisitions and investments.

Taxes on Income

        The income tax charges in the third quarter of 2004 and 2003 mainly related to the seasonal results of ferry and rail operations in jurisdictions which impose income tax. The Company is incorporated in Bermuda which does not impose an income tax.

Earnings from Investment in Orient-Express Hotels Ltd

        Earnings from the investment in OEH were $4,834,000 in the third quarter of 2004 compared with $3,824,000 for the same period in 2003, an increase of $1,010,000. SCL's investment in OEH during the third quarter of 2004 was 42.05% compared with 46.76% for the same period in 2003. OEH is recovering in 2004 from the effects of the Iraq War, SARS and weak corporate demand in 2003.

Net Earnings

        Changes in net earnings are analyzed as follows (dollars in thousands):

	Three months ended September 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$17,720	$28,874	$(11,154)	$3,319	$(14,473)	(50)
Rail operations	10,588	28,757	(18,169)	3,752	(21,921)	(76)
Container operations	4,375	2,789	1,586	—	1,586	57
Other operations	(5,732)	(4,296)	(1,436)	—	(1,436)	(33)
Earnings from investment in GE SeaCo	8,573	5,945	2,628	—	2,628	44
Gains on asset sales, net of non-recurring charges	5,732	65,000	(59,268)	—	(59,268)	(91)

Earnings before net finance costs	41,256	127,069	(85,813)	7,071	(92,884)	(73)
Net finance costs	(19,303)	(19,577)	(274)	—	(274)	(1)
Tax charges on income	8,393	10,300	(1,907)	—	(1,907)	(19)
Earnings from investment in Orient-Express Hotels Ltd.	4,834	3,824	1,010	—	1,010	26

Total	$18,394	$101,016	$(82,622)	$7,071	$(89,693)	(89)

Ferry operations:
Effect of foreign exchange			$3,319
Silja			(9,817)
Hoverspeed cross-Channel			(5,532)
Other			876

Total			$(11,154)

Container operations:
Leasing			$811
Manufacturing and depot			838
Other			(63)

Total			1,586
Earnings from investment in GE SeaCo			2,628

			$4,214

        The 2004 third quarter net earnings of $18,394,000 compares with net earnings of $101,016,000 for the same period in 2003, a decrease of $82,622,000 of which a reduction of $59,268,000 related to gains on sale of assets and non-recurring charges. Earnings before net finance costs, excluding gains on asset sales and non-recurring charges, showed a decrease of $26,545,000, including $11,154,000 from ferry operations (of which $3,938,000 related to Hoverspeed's cross-Channel services (mainly due to high fuel costs and price competition) and $6,942,000 to Silja operations (mainly due to high fuel costs and start-up losses of a new route to Russia)), $18,169,000 to rail operations (due to reduced Network Rail compensation payments not being fully offset by increased revenue), and $1,436,000 to other operations (mainly due to property activities together with increased corporate costs), partly offset by increased earnings of $4,214,000 from container-related operations including SCL's investment in GE SeaCo. Net finance costs decreased in 2004 by $274,000 as explained above. Additionally, the tax charge decreased by $1,907,000 and there was an increased share of OEH earnings of $1,010,000.

Nine months ended September 30, 2004 compared
with the nine months ended September 30, 2003

Revenue

        Changes in revenue are analyzed as follows (dollars in thousands):

	Nine months ended September 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$559,469	$594,417	$(34,948)	$58,819	$(93,767)	(16)
Rail operations	633,411	526,947	106,464	68,732	37,732	7
Container operations	88,650	85,024	3,626	—	3,626	4
Other operations	16,373	17,118	(745)	—	(745)	(4)

Total	$1,297,903	$1,223,506	$74,397	$127,551	$(53,154)	(4)

Ferry operations:
Effect of foreign exchange			$58,819
Silja			(16,673)
Isle of Man Steam Packet			(39,978)
Hoverspeed cross-Channel			(40,528)
Other			3,412

Total			$(34,948)

Container operations:
Leasing			$(4,922)
Manufacturing and depot			8,548

Total			$3,626

        The decrease in ferry operations revenue of $93,767,000, excluding the favorable effect of the strengthening of the euro and the British pound against the U.S. dollar of $46,601,000 and $12,218,000, respectively, included a decrease of $39,978,000 resulting from the absence of revenue from the Irish Sea operations of the Isle of Man Steam Packet business, which was sold effective July 1, 2003, and a decrease of $40,528,000 from Hoverspeed's cross-Channel services which included the effect of the seasonal closing for most of the first quarter of 2004 compared with operating for a full quarter in 2003 and the impact on ticket and retail sales revenue of lower passenger carryings resulting from reduced capacity and increased competition in 2004, together with reduced revenue from Silja operations of $16,673,000 partly offset by increases in other operations of $3,412,000 (New York harbor ferry services $1,739,000 and charter operations $2,039,000 partly offset by a reduction on the remaining Irish Sea services of $366,000).

        The increase in rail revenue of $37,732,000, excluding the favorable effect of the strengthening of the British pound against the U.S. dollar, mainly related to increased revenue from passenger carryings, partly offset by the effect of compensation from Network Rail of $15,000,000 received in the first quarter of 2003 in the settlement negotiations for disruption to GNER's rail services following the U.K. Rail Regulator's ruling in GNER's favor.

        The increase in container revenue of $3,626,000 related to increased revenue from SCL's manufacturing and depot facilities of $8,548,000 (of which $9,373,000 related to the container depot, service and logistics operations acquired in 2004) partly offset by decreased revenue from leasing operations of $4,922,000 (reflecting the reduced size of SCL's owned fleet partly offset by improved utilization).

        The decrease in other operations revenue of $745,000 mainly related to reduced revenue from fruit farming of $1,074,000 and property activities of $1,257,000, reflecting the effect of the sale of Newhaven land in 2003, partly offset by increased revenue of $663,000 from publishing activities and $828,000 from the Corinth Canal concession.

Depreciation, Amortization and Operating Expenses

        Changes in depreciation, amortization and operating costs, in aggregate, are analyzed as follows (dollars in thousands):

	Nine months ended September 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$463,880	$484,714	$(20,834)	$48,206	$(69,040)	(14)
Rail operations	530,657	403,660	126,997	52,651	74,346	18
Container operations	77,715	74,362	3,353	—	3,353	5
Other operations	9,502	8,997	505	—	505	6

Total	$1,081,754	$971,733	$110,021	$100,857	$9,164	1

Ferry operations:
Effect of foreign exchange			$48,206
Silja			(8,854)
Isle of Man Steam Packet			(26,969)
Hoverspeed cross-Channel			(35,778)
Other			2,561

Total			$(20,834)

Container operations:
Leasing			$(3,403)
Manufacturing and depot			6,756

Total			$3,353

        The decrease in ferry operations costs of $69,040,000, excluding the adverse effect of the strengthening of the euro and the British pound against the U.S. dollar amounting to $36,593,000 and $11,613,000, respectively, included decreased costs of $26,969,000 resulting from the sale of the Isle of Man Steam Packet business effective July 1, 2003, $35,778,000 from Hoverspeed's cross-Channel services (including the effect of seasonal closing in the first quarter of 2004) and $8,854,000 from Silja operations, partly offset by an increase of $2,561,000 from other operations (New York harbor ferry services $1,739,000 and charter operations and other ferry activities $822,000).

        The increase in rail operations costs of $74,346,000, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, was due largely to increased net access charges including the effect of lower contractual compensation payments received from Network Rail in 2004.

        The increase in container expenses of $3,353,000 related to increased costs from SCL's manufacturing and depot facilities of $6,756,000 (of which $7,461,000 related to the container depot, service and logistics operations acquired in 2004) partly offset by decreased costs from SCL's own leasing operations of $3,403,000.

        The increase in other operations expenses of $505,000 mainly related to increased operating costs of $349,000 from the Corinth Canal and $148,000 from fruit farming.

Selling, General and Administrative Expenses

        Changes in selling, general and administrative expenses are analyzed as follows (dollars in thousands):

	Nine months ended September 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$88,378	$85,561	$2,817	$8,562	$(5,745)	(7)
Rail operations	68,733	60,068	8,665	7,835	830	1
Container operations	1,165	(486)	1,651	—	1,651	340
Other operations	21,949	19,101	2,848	—	2,848	15

Total	$180,225	$164,244	$15,981	$16,397	$(416)	—

Ferry operations:
Effect of foreign exchange			$8,562
Silja			498
Isle of Man Steam Packet			(4,631)
Hoverspeed cross-Channel			(1,951)
Other			339

Total			$2,817

Container operations:
Leasing			$264
Manufacturing and depot			1,387

Total			$1,651

        After adjustment for the adverse effect of the strengthening of the euro and British pound against the U.S. dollar amounting to $6,586,000 and $1,976,000, respectively, ferry operations costs decreased by $5,745,000 of which $4,631,000 related to the absence of Isle of Man Steam Packet and $1,951,000 to reduced costs from Hoverspeed's cross-Channel services (including the effect of seasonal closing in the first quarter 2004) offset by increased costs from Silja operations of $498,000 and other ferry activities of $339,000. Rail operations, excluding the adverse effect of the strengthening of the British pound against the U.S. dollar, increased by $830,000 (mainly payroll, advertising and marketing costs and other central overheads, offset by $3,500,000 redundancy costs in 2003), container operations by $1,651,000 (of which $1,282,000 related to the container depot, service and logistics operations acquired in 2004) and other operations by $2,848,000 (including increased costs on publishing of $797,000 together with increased corporate costs of $1,712,000).

Earnings from Investment in GE SeaCo

        The increased earnings from SCL's investment in GE SeaCo were mainly due to GE SeaCo's increased ontake and leasing of containers and the beneficial effect of reduced interest rates on the financing of its existing fleet.

Net Finance Costs

        Net finance costs in 2004 decreased by $7,595,000 which mainly related to a decrease in interest expense of $12,971,000 offset by reduced foreign exchange gains of $5,504,000. The reduction in interest expense resulted primarily from the repayment in 2003 of the 9 1/2% and 10 1/2% senior notes due July 1, 2003 of $136,323,000 in aggregate, repayment of the loan of $101,500,000 secured on the assets of the Isle of Man Steam Packet business (sold effective July 1, 2003) and the early repayment of the 12 1/2% senior subordinated debentures of $79,729,000 in June 2004, partly offset by the issue in

May 2004 of $103,000,000 principal amount 10 1/2% senior notes due 2012, together with reduced interest rates on floating-rate debt notwithstanding additional debt borrowed to finance acquisitions and investments.

Taxes on Income

        The income tax charges in the first nine months of 2004 and 2003, respectively, mainly related to the seasonal results of ferry and rail operations in jurisdictions which impose income tax. The Company is incorporated in Bermuda which does not impose an income tax.

Earnings from Investment in Orient-Express Hotels Ltd

        Earnings from the investment in OEH were $8,326,000 in 2004 compared with $7,010,000 in 2003 an increase of $1,316,000.

Net Earnings

        Changes in net earnings are analyzed as follows (dollars in thousands):

	Nine months ended September 30,
			Increase/ (decrease)	Effect of foreign exchange	Net increase/ (decrease)	Net change %
	2004	2003
Ferry operations	$7,211	$24,142	$(16,931)	$2,051	$(18,982)	(79)
Rail operations	34,021	63,219	(29,198)	8,246	(37,444)	(59)
Container operations	9,770	11,148	(1,378)	—	(1,378)	(12)
Other operations	(15,078)	(10,980)	(4,098)	—	(4,098)	37
Earnings from investment in GE SeaCo	23,696	15,548	8,148	—	8,148	52
Gain on asset sales net of non-recurring charges	5,732	65,000	(59,268)	—	(59,268)	(91)

Earnings before net finance costs	65,352	168,077	(102,725)	10,297	(113,022)	(67)
Net finance costs	(59,906)	(67,501)	(7,595)	—	(7,595)	(11)
Tax charges on income	4,893	7,032	(2,139)	—	(2,139)	(30)
Earnings from investment in Orient- Express Hotels Ltd.	8,326	7,010	1,316	—	1,316	19

Total	$8,879	$100,554	$(91,675)	$10,297	$(101,972)	(101)

Ferry operations:
Effect of foreign exchange			$2,051
Silja			(8,317)
Isle of Man Steam Packet			(8,378)
Hoverspeed cross-Channel			(2,799)
Other			512

Total			(16,931)

Container operations:
Leasing			$(1,783)
Manufacturing and depot			405

Total			(1,378)
Earnings from investment in GE SeaCo			8,148

			$6,770

        The 2004 first nine months net earnings of $8,879,000 compares with net earnings of $100,554,000 in 2003, a decrease of $91,675,000 of which a reduction of $59,268,000 relates to gains on sale of assets and non-recurring charges. Earnings before net finance costs, excluding gains on asset sales and non-recurring charges, showed a decrease of $43,457,000, including $16,931,000 from ferry operations (of which $8,378,000 related to the absence of Steam Packet earnings, $4,894,000 to Silja operations and $3,925,000 to Hoverspeed's cross-Channel services, partly offset by $266,000 on other ferry activities), $29,198,000 from rail operations and $4,098,000 from other operations (mainly due to fruit farming, property activities and publishing together with increased corporate costs $1,712,000). These decreases were partly offset by increased earnings of $6,770,000 from container-related operations including SCL's investment in GE SeaCo. Net finance costs decreased in 2004 by $7,595,000 as explained above. Additionally, the tax charge decreased by $2,139,000 and SCL's share of earnings from the investment in OEH increased by $1,316,000.

Liquidity and Capital Resources

        At September 30, 2004, cash balances totalled $122,532,000. Additionally, there were undrawn working capital bank lines amounting to approximately $126,000,000.

        Capital expenditures planned for the remainder of 2004 relate primarily to additions to ferry and container assets, which SCL management believes will be adequately financed primarily from debt and lease financings, operating cash flows and other sources. Capital expenditures are expected to be at a lower level compared to 2003.

        Several credit agreements of SCL have restrictive covenants. At September 30, 2004, SCL was in compliance with its covenants.

        As reported in Note 7 to the financial statements in this report, the Company has issued and sold $103,000,000 principal amount of new 10 1/2% senior notes due 2012, from which the Company redeemed on June 7, 2004 all of the outstanding $79,729,000 principal amount of 12 1/2% senior subordinated debentures that were due to mature on December 1, 2004.

Recent Accounting Pronouncements

        For a discussion of recent accounting pronouncements, see Note 1(e) above in this report.

Critical Accounting Policies

        As of September 30, 2004, SCL's significant accounting policies and estimates, which are described in Notes 1 and 8 to the financial statements in the Company's 2003 Form 10-K annual report, have not changed from December 31, 2003. For a discussion of these policies, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in the Company's 2003 Form 10-K annual report.

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

        The market risk relating to interest rates arises mainly from the financing activities of SCL. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. As reported in Note 19(a) to the financial statements in the Company's 2003 Form 10-K annual report, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt. These agreements expire over a period of one to seven years. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of SCL would have increased by approximately $4,100,000 based on borrowings at September 30, 2004. The interest rates on substantially all of SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

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

        The market risk relating to foreign currencies and fuel prices and their effects have not changed materially during the nine months ended September 30, 2004 from those described in the Company's 2003 Form 10-K annual report.

ITEM 4. Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2004 and found no material deficiencies or weaknesses. There have been no changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        As previously reported in the Company's Form 10-K report for the year ended December 31, 2003, a judicial review in the United Kingdom in 2002 determined that British Customs & Excise ("Customs") had acted unlawfully in detaining many passengers and their goods and cars in Dover as they returned on ferry services operated by the Company's Hoverspeed Ltd. subsidiary with duty-paid merchandise bought in other European Union countries and intended for personal use by the passengers in Britain. In summary, the courts determined that passengers could be permissibly detained under legislation governing the free movement of persons and duty-paid goods within the European Union only if Customs officials had reasonable grounds to believe the goods were being imported for a commercial purpose, thus subjecting them to British tax, and not for personal use. Hoverspeed initiated this review because it believed the Customs action following the end of the duty-free shopping in the European Union in 1999 was discouraging passengers from travelling on Hoverspeed and damaging its business. On the basis of the judicial review, Hoverspeed planned to bring a substantial compensation claim against Customs.

        On October 1, 2004, Hoverspeed commenced its damage claim against Customs in the High Court, Queen's Bench Division, in London, England. Hoverspeed is seeking damages of about £50,000,000 ($90,000,000) for loss of profits and damage to the goodwill of its business through 2002 and the costs of closing in 2002 one of its former ferry routes operated from Dover. No answer has been filed by Customs to date. There is no assurance that Hoverspeed will recover substantial damages, if any, in these proceedings or when a recovery may occur in the future.

        Other than the foregoing, the Company and its subsidiaries are involved in no material legal proceedings, other than ordinary routine litigation incidental to their business.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits. The index to exhibits appears below, on the page immediately following the signature page of this report.

(b)
Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K Current Report:

Date of Report on Front Cover	Item No.	Description
August 5, 2004	7 and 12	News release regarding second quarter 2004 consolidated earnings of the Company furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA CONTAINERS LTD.
By:	/s/ DANIEL J. O'SULLIVAN Daniel J. O'Sullivan Senior Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

Dated: November 9, 2004

EXHIBIT INDEX

3.1.    —    Memorandum of Association, Certificate of Incorporation and Memoranda of Increase of Share Capital of the Company, as amended through June 24, 1992, filed as Exhibit 3(a) to June 30, 1992 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.

3.2.    —    Bye-Laws of the Company, as amended through June 6, 2001, filed as Exhibit 3(b) to December 31, 2003 Form 10-K Report of the Company (File No. 1-7560) and incorporated herein by reference.

31     —    Rule 13a-14(a)/15d-14(a) Certifications.

32     —    Section 1350 Certification.

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
Sea Containers Ltd. and Subsidiaries Consolidated Balance Sheets (unaudited)
Statements of Consolidated Operations (unaudited)
Statements of Consolidated Cash Flows (unaudited)
Sea Containers Ltd. and Subsidiaries Statement of Changes in Consolidated Shareholders' Equity and Comprehensive Loss (unaudited)
Sea Containers Ltd. and Subsidiaries Notes to Condensed Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX