Form 10-K
period 2004-12-31
SEA CONTAINERS LTD /NY/
filed 2005-03-31
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-7560

SEA CONTAINERS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0038412 (I.R.S. Employer Identification No.)
22 Victoria Street, P.O. Box HM 1179 Hamilton HM EX, Bermuda (Address of principal executive offices)
Registrant's telephone number, including area code: (441) 295-2244

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
10 3/4% Senior Notes Due 2006	New York Stock Exchange
13% Senior Notes Due 2006	New York Stock Exchange
7 7/8% Senior Notes Due 2008	New York Stock Exchange
12 1/2% Senior Notes Due 2009	New York Stock Exchange
10 1/2% Senior Notes Due 2012	New York Stock Exchange
Class A and Class B Common Shares, $0.01 par value each	New York Stock Exchange Pacific Exchange
Preferred Share Purchase Rights	New York Stock Exchange Pacific Exchange

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

        The aggregate market value of the Class A and B common shares held by nonaffiliates of the registrant computed according to the closing prices on June 30, 2004 (the last business day of the registrant's second fiscal quarter in 2004) was approximately $470,000,000.

        As of March 21, 2005, 26,098,705 Class A common shares and 14,365,895 Class B common shares of the registrant were outstanding (including 12,900,000 Class B shares owned by a subsidiary of the registrant (see Note 17(e) to the Financial Statements (Item 8)).

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

PART I

ITEM 1.    Business

        Sea Containers Ltd. (the "Company" and, together with its subsidiaries, "SCL") is incorporated in the Islands of Bermuda and is a "foreign private issuer" as defined in Rule 3b-4 of the U.S. Securities and Exchange Commission ("SEC") under the U.S. Securities Exchange Act of 1934 (the "1934 Act") and in SEC Rule 405 under the Securities Act of 1933. As a result, it is eligible to file its annual report on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, including any instructions that relate specifically to foreign private issuers.

        These reports and amendments to them are available free of charge on the internet website of the Company as soon as reasonably practicable after they are filed electronically with the SEC. The internet website address is www.seacontainers.com. Unless specifically noted, information included in the website is not incorporated by reference in this Form 10-K report.

        Pursuant to SEC Rule 3a12-3 regarding foreign private issuers, the proxy solicitations of the Company are not subject to the disclosure and procedural requirements of SEC Regulation 14A under the 1934 Act, and transactions in the Company's equity securities by its officers, directors and significant shareholders are exempt from the reporting and liability provisions of Section 16 of the 1934 Act.

Introduction

        SCL is engaged in four main businesses. The first is ferry operations mainly involving passenger and vehicle ferry services in the Baltic Sea and English Channel. The second is passenger rail services in Britain between London and Scotland. The third is the leasing of cargo containers, principally through SCL's unconsolidated 50%/50% GE SeaCo SRL joint venture ("GE SeaCo") with General Electric Capital Corporation, to a diversified customer base of liner ship operators and others throughout the world, and the manufacture and repair of container equipment. The fourth business is ownership of and/or investment in hotels, restaurants, tourist trains and river cruise businesses located throughout the world through Orient-Express Hotels Ltd., an unconsolidated company in which SCL owns a 25% equity interest ("OEH"). In addition, SCL engages in property development, perishable commodity production and sales, and publishing.

        Revenue, operating earnings and identifiable assets of SCL in 2002, 2003 and 2004 for its business segments and (to the extent possible) for its geographic areas are presented in Note 22 to the Financial Statements (Item 8 below).

        SCL employed a total of approximately 8,700 persons in its various activities at December 31, 2004, plus another 5,800 persons employed by GE SeaCo, OEH and their respective subsidiaries.

FERRY OPERATIONS

        SCL provides passenger and freight ferry services in the Baltic Sea between Finland and Sweden, Estonia, Germany and Russia, in the English Channel between England and France and, until late 2004, in the northern Irish Sea between Scotland and Northern Ireland. It also owns a commuter ferry service operating in New York harbor, and a 50% interest in seasonal ferry services in the Adriatic Sea and the Aegean Sea. SCL's ferry operations are shown on the map on the following page.

        In Europe and Scandinavia, these operations primarily involve the deployment of roll-on, roll-off ("ro-ro") vessels carrying passengers and accompanied vehicles (cars, buses and trucks) and the provision of catering, retail and other services both on board and in the terminals. SCL transports cars, small buses and light trucks on all of its routes and heavier freight traffic including rail cars in the Baltic Sea. Linkspans at the ports connect to the ships and allow drive-through loading and unloading. Passengers travel with their vehicles or on foot, some connecting by rail or bus service. The New York ferries transport only passengers. In 2004, SCL operated on a total of 15 regularly scheduled routes using 25 active vessels, and transported approximately 7.7 million passengers and 1.0 million vehicles.

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

  Baltic Sea Services

        In 1999, SCL acquired 50% of the shares in Silja Oy Ab ("Silja"), formerly a Finnish public company listed on the Helsinki Exchanges, and in 2002, acquired the other 50%. See Note 5 to the Financial Statements. Silja operates five large cruise ferries, three combined ro-ro freight and passenger ("ro-pax") ferries, two SuperSeaCats and a cruiseship, all in the Baltic Sea, and charters out a second cruiseship.

        Four of Silja's cruise ferries are deployed on routes between both Helsinki and Turku, Finland and Stockholm, Sweden offering daily departures from each port. One of the Turku ships calls at Kapellskar, Sweden in the fall, winter and spring instead of Stockholm. The fifth cruise ferry operated in 2004 on round trips in the summer between Rostock, Germany, Tallinn, Estonia and St. Petersburg, Russia.

SCL FERRY OPERATIONS

North American services
United States
SeaStreak
MANHATTAN
JERSEY CITY
East 34th Street
NEWARK
Pier 11 Wall Street
STATEN ISLAND
BROOKLYN
South Amboy
Atlantic Highlands
NEW JERSEY
Highlands
European & Scandinavian services
NORWAY
FINLAND
RUSSIA
SWEDEN
Åland
Turku
Helsinki
St Petersburg
Kapellskär
Stockholm
Tallinn
ESTONIA
Visby
LATVIA
Riga
IRELAND
GREAT BRITAIN
DENMARK
LITHUANIA
Rostock
GERMANY
POLAND
HOLLAND
Dover
Calais
BELGIUM
FRANCE
CROATIA
Zadar
Ancona
Split
ITALY
Hvar
Pescara
GREECE
Piraeus
Cyclades Islands

        Trading as "Silja Line", these five ships are all spacious, high quality multipurpose vessels built or substantially upgraded in the 1990s to cruiseship standards with passenger capacity of 1,700 to 3,100 persons and car and ro-ro freight capacity of 700 to 900 lane-meters. Passenger amenities include many on board restaurants and bars ranging from self-service cafeterias and pubs to gourmet restaurants, wine bars and night clubs, numerous shops ranging from specialized boutiques to duty-free supermarkets, a total of 4,200 cabins ranging from comfortable single bedrooms to luxury suites, and extensive business meeting and conference facilities. Duty-free shopping is available on the routes these five ships sail, an important component of Silja revenue.

        In addition, Silja deploys three ro-pax ships with limited accommodation for 200 to 400 passengers between Turku and Stockholm and between Helsinki and Tallinn trading as "SeaWind Line". Two of these ships were built in the 1970s and the third in 1986. They carry between 850 and 1,700 lane-meters of freight including rail cars.

        Silja operates two of SCL's SuperSeaCats in the spring, summer and fall on the Helsinki–Tallinn route when ice conditions permit, each making between three or four daily round trips in 90 minutes each way.

        Silja also owns two modern medium-sized cruiseships built in the 1990s with passenger capacity of 600 and 1,400. The smaller one is on long-term charter to a third party expiring in mid-2005. Silja operates the larger ship on Baltic Sea cruises out of Helsinki to Tallinn, St. Petersburg, Visby, Sweden, and Riga, Latvia.

        All 12 of the Silja ships are owned by SCL. Silja owns its terminal at Turku and either leases the terminals or has operating agreements at the other ports it serves.

  English Channel Services

        Through its Hoverspeed Ltd. subsidiary ("Hoverspeed"), SCL operates two or three SeaCats on the shortest route to France across the English Channel between Dover and Calais during the spring, summer and fall. Frequency ranges up to 15 round trips daily in the high season. Crossings take as little as 50 minutes compared to approximately 75 minutes for the conventional ferry competition. Hoverspeed has exclusive use of its terminals and berths at Dover and Calais which it occupies under lease or operating agreement with the local port authority. These offer passengers extensive shopping, cafes and bars and other travel amenities. Hoverspeed also provided through summer 2004 a seasonal service with one SuperSeaCat between Newhaven in England and Dieppe, France, with up to three daily round trips and a crossing time of two hours.

        Beginning in 2003, Hoverspeed restructured its English Channel operations by discontinuing a former service between Dover and Ostend, Belgium which was insufficiently profitable and by changing the Dover–Calais service from a year-round to a seasonal basis in order to save costs in the low winter period. Early in 2005, Hoverspeed discontinued its seasonal Newhaven-Dieppe service after negotiations to charter the vessel manned by Hoverspeed crew to the third party conventional ferry operator on the route could not be concluded. SCL will lay-up the vessel or deploy it elsewhere on charter or on another of SCL's ferry routes.

        In 2002, a U.K. judicial review determined that British Customs & Excise ("Customs") had acted unlawfully in detaining many Hoverspeed passengers and their goods and cars in Dover as they returned with duty-paid merchandise bought in other European Union countries and intended for personal use by the passengers in Britain. Based on this ruling, Hoverspeed instituted a claim for substantial damages against Customs in the U.K. High Court in London in 2004. See Item 3—Legal Proceedings below.

  Northern Irish Sea Service

        SCL operated through early fall 2004 a seasonal service with one of the larger SeaCats between Troon, Scotland (near Glasgow) and Belfast, Northern Ireland up to three daily round trips. As with the Dover–Calais service of Hoverspeed, SCL changed Troon–Belfast service from a year-round to a seasonal basis beginning in March 2004, but early in 2005, determined to discontinue the service altogether because of low profitability. SCL plans to redeploy the SeaCat to Hoverspeed's Dover–Calais route.

        In July 2003, SCL sold to a third party its principal ferry subsidiary in the Irish Sea, the Isle of Man Steam Packet Co. Ltd. ("Steam Packet") serving Douglas on the Isle of Man from four locations in Britain and Ireland as well as operating a service directly between Liverpool and Dublin. The sale included one of SCL's SeaCats and the purchaser has chartered on a long-term basis one of SCL's SuperSeaCats.

  Other Ferry and Related Activities

        SCL's New York harbor commuter ferry service, called "SeaStreak", originates from two locations near Sandy Hook, New Jersey and from a third location in South Amboy, New Jersey to public piers in Manhattan. Six high speed passenger-only catamarans, four built in 2001–2004 each transporting 400 passengers and two built in 1989 each transporting 300 passengers, make the crossings in 45 minutes. A 150-passenger monohull craft built in 1980 and formerly operated on a discontinued route is now used for charters. SeaStreak timecharters in its present seven vessels from unaffiliated parties under long-term agreements. It owns one of its New Jersey berths and leases the others, each having extensive car parking space for commuters. Between rush hours and on weekends, SeaStreak operates special excursions and private charters with the vessels.

        In a 50%/50% joint venture with a third party, SCL operates a daily round trip service in the summer between Ancona, Italy and Split, Croatia and between Pescara, Italy and Split across the Adriatic Sea with crossing times of about four hours each way. The joint venture owns a high speed catamaran ferry for the service, built in 1996 and carrying 675 passengers and 150 cars, or 60 cars and ten buses, and operates a SeaCat on charter from SCL. In 2005, the joint venture plans to charter an additional fast ferry from SCL's joint venture partner and to operate on a third route between Ancona and Zadar, Croatia.

        Also in a 50%/50% joint venture with a third party, SCL plans to start in 2005 a summer service from Piraeus, Greece to ports in the western Cyclades Islands in the Aegean Sea including Serifos, Sifnos and Milos. The joint venture will charter a SeaCat from SCL, and crossing times will vary from one to three hours.

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

        Tickets for passengers and cars are sold through the services' websites (for example, www.silja.com and www.hoverspeed.com) and local sales offices, by telephone and mail order, at the ports and certain railway stations, and through commercial travel agents. Marketing staffs work closely with sales agents, bus and rail operators, hotel groups, tour operators and government tourist authorities to promote the ferry services. Brochures distributed widely in the local travel industry describe the services, schedules, fares and inclusive holiday packages. Silja and Hoverspeed also offer frequent traveller programs to encourage repeat customer loyalty.

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

  Competition

        The ferry industry is highly competitive. Silja competes with eight ferry companies in the Baltic Sea. Hoverspeed competes with five ferry companies between southern Britain and France, four of which cross the Dover Strait, and also with Eurotunnel under the English Channel. In the Adriatic Sea and Aegean Sea, SCL's joint ventures compete with several other ferry operators. SeaStreak competes with another commuter ferry service from eastern New Jersey to Manhattan as well as road and rail commuter services. Silja's modern cruise ferries and the high quality and variety of its on board services, and SCL's high speed car ferries, short crossing times and superior customer service, are important factors in this competitive environment. Airlines, especially budget airlines, compete for passenger traffic on routes between Britain and France.

        The principal effect of all this competition is to limit pricing power on the various routes. An increase in competition on any of the routes could adversely affect pricing or passenger traffic volume, thereby reducing revenues. In 2004, for example, price cutting by competitors adversely affected the results of SCL's English Channel services and Silja's traffic originating from Sweden. Also, some competitors have lower labor costs giving them an operating cost advantage.

  Certain Trading Factors

        SCL owns 20 active ships which are financed under mortgage loans or lease financings. See Note 11 to the Financial Statements. SCL owns a 50% interest in the Adriatic ferry, and the seven SeaStreak ferries are timechartered in. The ships are maintained in good condition in compliance with regulatory requirements, are operated in compliance with applicable safety/environmental laws and regulations, and are insured against usual risks for such amounts as management deems adequate. Their operating certificates and licenses are renewed periodically during each vessel's required annual survey. Maintenance costs of the older fast ferries have risen in recent years to correct instances of metal corrosion and cracking, and these costs are expected to remain high as the fast ferry fleet ages.

        The operation of ships at sea is inherently risky, and the consequences of accidents may exceed the insurance coverage in place or result in a fall in passenger volume because of a possible adverse impact on the public's perception of ferry safety. Also, government regulation of ships particularly in the areas of safety and environmental impact may change in the future and require significant capital expenditure to keep the ships in SCL's fleet in compliance.

        Retail sales to passengers of wine, spirits, perfume, tobacco and other products are an important component of ferry revenue on many of the routes. Duty-free shopping by passengers travelling between European Union countries ended in 1999, and the profitability of affected routes fell because margins are less on duty-paid merchandise. Also, passenger and car volumes declined particularly on SCL's cross-Channel routes below 1999 levels because of the absence of duty-free shopping and because fares were increased to try to maintain profitability. Silja's margins on retail sales have also declined, and these may continue to do so, but Silja has been less affected by the abolition of duty-free sales because all of its sailings to and from Sweden call at the nearby Åland Islands of Finland where the duty-free exemption continues due to the islands' fiscal status outside the European Union. This status may change in the future, however, and the duty-free exemption may be withdrawn. Also, Silja's sailings to St. Petersburg remain duty-free.

        Retail prices of alcoholic beverages in the state monopoly shops in Finland and Sweden, including excise taxes, are high compared to retail prices in other European Union countries. The import of lower cost duty-paid alcoholic beverages bought by private individuals in other EU countries, consequent upon the Baltic states joining the EU in 2004 and the harmonization of national import quantity restrictions within the EU, is expected to result gradually in a reduction of prices in Finland and Sweden. In addition, Finland has reduced its taxes on alcohol and Sweden may do the same. Lower retail prices in the shops on land are requiring duty-free shops on board ferries to lower their prices to maintain their competitive advantage and, therefore, are leading to lower profit margins. This trend could continue until prices stabilize and could adversely affect Silja's financial results because a large part of Silja's revenue is generated by sales made in shops on board, about half of which is attributable to liquor, wine and beer.

        A particular characteristic of the ferry market in North Europe and Scandinavia is the seasonality of demand, principally because volumes are linked to tourism. Approximately half of the passengers using ferry services to and from Britain, for example, travel during the June-September period. The freight market tends not to be seasonal. The historical and expected pattern of operating results from the collective ferry activities of SCL is a loss in the first quarter each year and either a loss or breakeven result in the fourth quarter. Peak seasonal periods of tourist travel may be adversely affected by factors outside SCL's control such as threats of terrorism.

        Fuel is a significant expense of ferry operations, so that rising fuel prices may adversely affect profitability as occurred in 2004. SCL may purchase fuel forward at predetermined prices, as it did for part of 2003, and may introduce fuel surcharges on passenger and vehicle fares in an effort to mitigate increased costs, but these measures may not prevent a fall in profits. In 2004, for example, Silja introduced fuel surcharges on some of its freight traffic but was unable to do so in the case of fares for passengers and their cars because of competitive considerations.

        Fuel price protests, as occurred in 2000 at French and British ports served by the ferries, may disrupt traffic flow for short periods and result in cancellations. Road and port blockades in the future, arising from fuel protests or other reasons, such as third party strike activity, may have similar effects resulting in loss of carryings.

        Other important factors affecting the performance of SCL's ferry operations are competitive pressure on ticket prices, travel convenience of departure timings, adverse weather conditions disrupting service schedules and increasing fuel consumption, regional economic and political conditions (including recessions, or acts or threatened acts of terrorism), foreign exchange rate fluctuations in countries served by the ferries, fluctuating prices in the ship sale and purchase market, lower labor costs of certain competitors, industrial relations mainly with Silja's unionized personnel, and civil unrest at the ports and regions served by the ferries. The impact of these factors differs on each route, and the profitability of individual routes may change from year to year because of these factors. Also, the opening of new routes by SCL can be unprofitable in early years because of the need to build up traffic over time while incurring added marketing, administration and other start-up costs. This occurred in 2004, for example, when Silja started a new service between Germany, Estonia and Russia.

        Silja employs about 3,500 staff on board ship and on shore, most of whom are unionized. The shipping industry in Finland and Sweden is susceptible to industrial action due to the strong influence of maritime trade unions, resulting both from direct employer/employee disputes and from sympathetic third party industrial action which legislation in those countries currently permits. While management believes Silja has satisfactory relations with its work force, Silja may be adversely affected by future industrial action against efforts to reduce labor costs, restrain wage increases or modify work practices.

RAIL OPERATIONS

        Under a franchise agreement awarded by the predecessor of the Strategic Rail Authority ("SRA") of the British government in 1996, SCL operates high-speed passenger trains between London and Scotland along the east coast main line of Britain through its subsidiary called Great North Eastern Railway Ltd. ("GNER"). This was one of 25 franchises originally established out of the former British Rail passenger operations privatized by the government. By improving service, increasing ridership and imposing cost controls, GNER has enhanced profitability and funded capital expenditure largely from cash flow. GNER's current franchise from the SRA expires at the end of April 2005. On March 22, 2005 the SRA and GNER announced the award of a renewed franchise to GNER until 2015. See "Franchise Extension and Other Franchises" below.

        GNER's customers are mainly long-distance leisure and business passengers, with a limited but growing number of commuters, travelling between London (Kings Cross station), parts of the East Midlands and East Anglia, Yorkshire, northeast England and Scotland. Covering about 920 route miles and calling at 52 stations, in 2004 GNER achieved 16.9 million passenger journeys, a substantial increase over annual ridership prior to GNER's acquisition of the franchise in 1996. The map on the following page indicates the principal destinations. Some of the core routes are as follows, including typical departures and journey times in summer 2004:

Route	Distance (miles)	No. of One-Way Weekday Departures	Journey Time (hours)
London—Leeds	186	27	2–2 1/2
London—Newcastle	268	30	23/4–3
London—Edinburgh	393	17	4–4 1/2
London—Glasgow	450	6	5 1/2

        Connections with other passenger trains are available at many stations. Timetables vary between weekdays, weekends and holidays to meet different patterns of demand and to allow track engineering works. Frequency in summer 2004 was up to 122 services each weekday, 86 Saturday services and 80 Sunday services, of which 95% originated or terminated at Kings Cross in London.

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

        The rest of GNER's fleet consists of ten diesel trainsets, substantially all of which were built between 1975 and 1980. These operate approximately 17% of GNER's timetabled services, principally to Aberdeen, Inverness, Harrogate, Skipton and Hull because the routes are not electrified. A typical diesel train carries up to 540 passengers in two first class and six standard class coaches and a kitchen/catering car. All of these trainsets were also completely refurbished in 1997-1998 and lengthened by one coach in 2003.

GREAT NORTH EASTERN RAILWAY

Inverness
Aviemore
Aberdeen
Pitlochry
Perth
Dundee
Kirkcaldy
Stirling
Inverkeithing
GLASGOW
CENTRAL
EDINBURGH
Motherwell
Dunbar
Berwick-upon-Tweed
Alnmouth
Morpeth
NEWCASTLE
Durham
Darlington
Northallerton
Harrogate
Skipton
YORK
Bradford
LEEDS
Selby
Hull
Wakefield
DONCASTER
Retford
Newark
Grantham
PETERBOROUGH
Stevenage
KING'S CROSS

        GNER leases nearly all its rolling stock from two leasing companies for the term of its franchise. The Eurostar trains are leased from that company. Rental charges include heavy maintenance provided by the lessor and are largely fixed. GNER operates and maintains its rolling stock in compliance with government-supervised safety standards and the lease requirements. Maintenance work is performed at three depots leased by GNER in London, Edinburgh and Aberdeen where GNER also performs maintenance for other train operators. In addition, GNER contracts for regular maintenance at five other depots. Consistent with these safety and maintenance requirements, GNER carries insurance in amounts which management believes are adequate.

  Track and Station Access

        The railway infrastructure in Britain, such as track, signalling, stations and depots, is owned and maintained by subsidiaries of Network Rail Ltd. (collectively, "Network Rail"). This is a private company with credit support provided by the British government. GNER has contracted with Network Rail for track access based on the level of services GNER provides. Other train operators run on parts of GNER's routes, requiring Network Rail's coordination of timetables and train paths. Track access charges are largely fixed but include variable components for actual track utilization and electric power consumption.

        To encourage train punctuality and reliability, the track access agreement includes a system of variable payments between GNER and Network Rail under which each party must compensate the other if prescribed performance standards are exceeded or are not achieved. Payments by or to GNER vary under this performance regime and may be significant in amount if unforeseen events occur affecting either party. In 2003, the net payments to GNER were substantial because of poor performance by Network Rail disrupting GNER services and the high contractual rates of compensation in effect until April 2004. In 2004, net payments to GNER declined significantly because of better performance by Network Rail and lower rates of compensation starting in April. See also "Hatfield and Selby Accidents" below. The SRA may also impose fines on GNER under its franchise agreement if GNER has high numbers of train cancellations or late trains, but fines incurred to date have been immaterial.

        Of the 52 stations along its routes, GNER shares access with other train operators to four central stations owned and managed by Network Rail (London Kings Cross, Leeds, Edinburgh and Glasgow). GNER leases 12 other main stations from Network Rail, including Newcastle and York, and provides access and common station services to other train operators calling at these stations, such as ticket sales, train arrival/departure information, car parking, and station cleaning and maintenance. The remaining 36 stations where GNER stops are leased from Network Rail by other train operators which provide GNER with similar services at these stations.

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

        Network Rail publishes the national system timetables, and a trade association of train operators in Britain publishes basic fares and provides telephone information about all operators' services. GNER is the lead ticket seller at London Kings Cross, Edinburgh and the 12 stations it leases, obligating GNER to sell tickets on a commission basis for other operators as well as itself. Similarly at GNER's other 37 stations, the lead ticket seller must sell tickets on behalf of GNER.

        Since the beginning of the franchise in 1996, GNER has implemented a marketing program based on its own brand identity, distinct from the old government-owned British Rail. Print and other media advertising and promotions project the high speed and comfort of GNER's trains. To attract ridership, GNER has upgraded the interior comfort and technical reliability of its rolling stock (part of which has been funded by the leasing companies) and upgraded station services and car parking (part of which has been funded by Network Rail). High standards of on board service, catering, appearance and cleanliness are maintained. For example, GNER has introduced internet access on board many of its electric trains enabling passengers to use their travel time more productively than travel by car or airline. A yield management system provides flexible fare structures to attract passengers through price incentives in peak and off-peak times, and GNER offers a customer loyalty program for frequent travellers. As evidenced by many awards from British travel and rail industry publications and organizations in recent years, GNER is regarded as one of the best passenger train operators in Britain.

  Competition

        Nine other passenger train operators run on parts of GNER's routes. In principle, an operator may negotiate with Network Rail for additional train paths and times to add services, but all awards are regulated by the SRA to ensure passenger benefits are achieved, to avoid congestion of the infrastructure network and to avoid interference with each operator's minimum service requirements under its franchise. GNER has experienced limited new rail competition since its franchise began.

        GNER also competes with cars, buses and airlines in Britain as well as other train operators with parallel or intersecting routes. Budget airlines in recent years have made inroads into GNER's share of the long-distance markets between Scotland and London and, to a lesser extent, between Newcastle and London. The choice of transport mode is governed by many factors including price, frequency of departures, travel time, reliability, convenience and comfort. The relative importance of these depends on the leisure or business purpose of the journey. GNER believes its fast, frequent and high quality services directly into city centers are an important competitive advantage.

  Franchise Extension and Other Franchises

        Early in 2004, the SRA invited all interested persons to qualify to bid to operate GNER's franchise after it expires in April 2005. GNER qualified to bid along with three others and submitted its final proposal on time in December 2004. On March 22, 2005, the SRA and GNER announced that GNER had been awarded a renewed franchise with an initial term to April 2012, automatically extendable to April 2015 if GNER meets prescribed performance targets. Some important parts of the new franchise are as follows:

  •
  GNER will pay more franchise fees to the SRA than under the expiring franchise, based on a sharing of GNER's planned revenue, although after the fourth year of the new franchise a formula applies to mitigate the amounts GNER must pay if revenue falls below specified levels of planned revenue.

  •
  SCL must contribute $9,000,000 of additional equity capital to GNER at the start of the new franchise, and provide a $55,000,000 standby credit facility to GNER during the term of the new franchise.

  •
  GNER will lease-in three additional diesel trainsets and continue a program to refurbish and upgrade all of its rolling stock.

  •
  Additional departures will be provided between London and Leeds, subject to regulatory approval.

  •
  GNER must achieve prescribed punctuality targets for its train services.

  •
  GNER will invest about $40 million in station improvements, and establish an integrated control center at York with Network Rail to improve operational coordination between train operator and infrastructure provider.

        While the terms of the new franchise are different compared to GNER's existing franchise, SCL believes the profitability of GNER will remain satisfactory. See Note 22 to the Financial Statements regarding past earnings before net finance costs from SCL's rail operations.

        To capitalize on its experience and excellent reputation in operating the GNER franchise, GNER plans to bid on other passenger rail franchises in Britain. In December 2003, the SRA shortlisted GNER and three other train companies to bid for the Integrated Kent franchise operating mainly London commuter rail services in the southeast of England with potential to develop a high speed domestic service on the new track being built across Kent for Eurostar trains travelling to the European Continent. Bids are currently expected to be due by mid-2005 for a franchise beginning in late 2005. GNER has formed with MTR Corporation, operator of the mass transit rail network in Hong Kong transporting 2.4 million passengers each day, a joint venture company called Great South Eastern Railway Ltd. to bid for the Integrated Kent franchise. MTR has a 29% interest in the joint venture and GNER owns the rest.

        Similarly, GNER and the current operator of the Chiltern passenger rail franchise, a subsidiary of John Laing Plc in Britain, have formed a 50%/50% joint venture company called London & Western Railway Company Ltd. which applied in February 2005 to qualify to bid for the Greater Western franchise providing commuter and intercity services to London from the west of England and southern Wales. If successful in qualifying, final bids are expected to be due in late 2005 for award of the franchise in early 2006.

  Hatfield and Selby Accidents

        Due to insufficient track maintenance by Network Rail's predecessor with no speed restriction in place, in October 2000, a GNER train traveling at high speed derailed at Hatfield north of London when the track broke resulting in the death or injury of some passengers. GNER was completely exonerated from any responsibility for the accident. Following this derailment, however, hundreds of speed restrictions on the British rail network were implemented for many months while track inspections and emergency maintenance were carried out. Train services were severely disrupted from resulting delays and cancellations.

        In February 2001, a GNER train was involved in an unrelated accident at Selby south of York when it collided with a road vehicle stopped on the track, causing a further collision with an oncoming freight train on the adjoining track. Some passengers were killed or injured but, as in the Hatfield derailment, GNER was found free of any fault.

        Following the Hatfield and Selby accidents and the resulting disruption, GNER experienced a drop in passenger carryings and suffered lost earnings which it has substantially recovered from Network Rail under the performance regime and other provisions of the track access agreement and through insurance claims. Arbitrated claims against Network Rail were all settled by agreement in December 2003 and a separate claim by the SRA reached final settlement in July 2004. The longer-term effect of the accidents up until 2003 had been a fall in ridership or a slowdown in ridership growth among long-distance train operators generally, including GNER. As the travelling public has regained confidence in the rail mode of transport, GNER's ridership and the frequency and punctuality of its services have returned to pre-Hatfield levels.

  Certain Trading Factors

        As noted above, GNER services may be disrupted, with consequent loss of revenue, because of infrastructure problems for which Network Rail is responsible. Payments to GNER under the performance regime in the track access agreement with Network Rail may not fully compensate GNER for this disruption, however. Alternatively, there may be problems disrupting Network Rail's scheduling or other operation of the rail infrastructure caused by GNER, such as breakdowns of its rolling stock, for which GNER is responsible. GNER's payments to Network Rail have varied in the past and may be substantial in the future.

        GNER is contractually obligated under its present franchise agreement not to raise ticket prices more than one percent above the rate of inflation on ticket types currently representing about 20% of GNER's fare revenue. Other fares are not regulated but are subject to the competitive pricing of alternative rail, airline and other transport services. In addition, GNER must pay passenger rebates of varying percentages of its fares if GNER's train services fail to meet prescribed punctuality and reliability standards. Thus, if GNER's expenses increase, it may be unable to raise revenue to absorb the increase.

        Of GNER's variable costs, the largest component is labor. GNER has approximately 3,200 employees, about two-thirds of whom are unionized. Since 1992 there has been no dispute resulting in labor stoppage solely related to GNER, although nationwide strikes against British Rail disrupted services for short periods in 1994 and 1995. Consistent with upgrading service standards and continued safe operation, GNER management is working with the unions gradually to increase efficiency by changing work practices, mutual decision-making and ongoing training. These measures, however, may result in labor disruption of GNER's services. Also, there is the continuing risk that larger labor disputes broadly involving the British rail industry may adversely affect GNER.

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

        Other factors affecting GNER's financial performance including loss of revenue are adverse weather conditions disrupting services such as by track flooding, actual or threatened terrorist acts halting services, and changing government safety regulations which impose additional compliance costs on train operators. While GNER management believes, as noted above under "Rolling Stock", that GNER's trains operate in compliance with relevant safety standards and that it carries adequate insurance against loss, there can be no assurance that accidents involving GNER will not occur in the future or that a serious incident would not have a material adverse effect on GNER's operations or financial condition.

CONTAINER LEASING

        SCL conducts its container leasing activities principally through GE SeaCo, a joint venture company established in 1998 with General Electric Capital Corporation ("GE Capital") on effectively a 50%/50% basis. GE SeaCo was formed to combine the separate marine container leasing activities of SCL and GE Capital and thereby to save costs and to acquire new equipment jointly. SCL and GE Capital have each appointed four persons to the governing board of GE SeaCo, and SCL personnel serve as some of GE SeaCo's officers including President and Chief Financial Officer. GE SeaCo is not consolidated in SCL's financial statements.

        Substantially all of the container fleets of SCL and GE Capital remaining since 1998 have been leased to GE SeaCo on an operating basis, and GE SeaCo in turn leases the units out to customers. Profits from the existing fleets after lease payments to the owners and other GE SeaCo charges are distributed about 70% to GE Capital and about 30% to SCL, reflecting the larger size of GE Capital's original fleet. Once a container reaches a certain age or condition, it drops out of the leased-in fleet and is thereafter managed by GE SeaCo for the owners for a fee or sold or otherwise disposed of at the owner's request. GE SeaCo itself purchases new additions to the combined fleet. Profits from the containers owned by GE SeaCo and management fees are divided 50%/50% in proportion to each participant's interest in GE SeaCo.

GE SeaCo Container Activities

        At December 31, 2004, GE SeaCo had approximately 907,000 TEU of containers in its fleet, comprising 166,000 TEU leased from SCL or managed on its behalf, 345,000 TEU leased from GE Capital or managed on its behalf, and 396,000 TEU owned by GE SeaCo. "TEU" means Twenty-foot Equivalent Unit and is the standard measurement in the container industry; thus, a 40-foot container constitutes two TEU. Generally increasing with growth in world trade in containerizable goods, cargo containers number approximately 18,600,000 TEU worldwide, about 46% of which are owned by leasing companies. In fleet size, GE SeaCo is one of the four largest container lessors in the world, and management believes GE SeaCo offers the widest variety of containers for lease, more than 50 different types.

        GE SeaCo's containers freely interchange among different modes of transport. The same container, without intransit repacking of its contents, may be carried successively on ships, railroad cars and road trailers. Containers are registered with government authorities to permit crossing international frontiers with minimum customs formalities. They are constructed primarily of steel and are built to the recommendations of the International Standardization Organization ("ISO") and other regulatory bodies. Substantially all of GE SeaCo's containers have been built to comply with the 1972 International Convention for Safe Containers ("CSC") which requires container owners to obtain type approvals of their equipment from independent agencies. Since the terrorist attacks in the U.S. in 2001, government-sponsored studies have been undertaken regarding possible new measures to detect tampering with sealed containers carrying cargo, but none has been adopted to date. Containers may also be leased for use in static storage applications.

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

  Purchasing

        Most of the containers in GE SeaCo's fleet were purchased new from manufacturers. GE SeaCo also acquires existing containers from customers or other lessors from time to time. The cost of equipment is typically financed by banks or other financial institutions. GE SeaCo has arranged its own finance facilities to fund its container purchases, of which $694,553,000 was borrowed at December 31, 2004. Neither SCL nor GE Capital provides credit support for these facilities.

        During 2004, GE SeaCo took delivery of newly manufactured containers and related equipment at an aggregate cost of approximately $304,000,000. At year end, GE SeaCo had approximately $44,000,000 of outstanding purchase orders for container equipment, substantially all of which was available for delivery in 2005. It is GE SeaCo's practice to order equipment when appropriate financing is in place and indicative lease rates and other terms justify purchase. Most new containers are sourced from third-party factories in China.

  Maintenance and Engineering

        GE SeaCo's leases require customers to maintain equipment properly while on lease, including periodic inspection and safety maintenance in compliance with CSC, and upon return to pay the cost of repairs to GE SeaCo's "SeaWorthy" repair standard. GE SeaCo offers a container damage program (called "SeaCover") under which a lessee pays a supplemental charge in return for GE SeaCo assuming repair responsibility to an agreed upper limit at the end of the lease term. GE SeaCo contracts with approximately 160 third-party depots worldwide for significant container repair and storage services, as well as many smaller depots.

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

  Customers and Marketing

        GE SeaCo equipment was on lease to about 690 customers at December 31, 2004, mainly ocean carriers based outside the United States which also own large parts of their container fleets. Substantially all of GE SeaCo's container leasing revenue and operating profit is derived from non-U.S. operations. See Note 22 to the Financial Statements. No customer accounted for more than 10% of SCL's consolidated revenue in 2004, although the top 25 lessees accounted for about 58% of container leasing revenue.

        GE SeaCo markets its equipment for lease or sale through a network of 31 agents covering customers in more than 80 countries. GE SeaCo owns 13 of these agents located in primary areas of container activity worldwide. Agents are compensated through commissions based on rental or sale revenue they generate and are guided by central GE SeaCo marketing staff.

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

  Competition

        The container leasing business is highly competitive. GE SeaCo competes with about ten major leasing companies and several other smaller lessors, as well as manufacturers of container equipment, companies offering finance leases (as distinct from operating leases), promoters of container ownership and leasing as a tax shelter investment, container shipping lines (which sometimes lease out their excess stocks of containers) and suppliers of alternative types of equipment for freight transport. Competition among container lessors depends upon several factors, including lease rates, the availability, quality and individual characteristics of equipment, and customer service. See "Certain Trading Factors" below. GE SeaCo considers its ability to offer a wide range of standard and specialized container equipment, its technical expertise in tailoring specialized containers to customers' needs, and its strong container management controls to be important advantages in this competitive environment.

Other Container Activities

        SCL manufactures, assembles and refurbishes containers at its own factories in Yorkshire, England, Charleston, South Carolina, and Santos, Brazil. Collectively, SCL built approximately 5,800 TEU of containers in 2004.

        SCL owns and operates depots for repairing, servicing and storing idle containers in Santos and Singapore and, in July 2004, acquired three depots (in one of which it previously owned a minority interest) in Melbourne, Australia. SCL also owns small refrigerated and tank container servicing and spare parts businesses in the U.S., Brazil, Australia and New Zealand. Each of these facilities conducts business with both GE SeaCo and third parties on arm's length terms.

        In July 2004, SCL acquired an existing perishable freight forwarding and logistics business called Cooltainer based in Christchurch, New Zealand. Cooltainer operates about 1,000 refrigerated containers, including ones owned by GE SeaCo and SCL, as a non-vessel operating common carrier providing door-to-door freight delivery services between New Zealand and Australia, Papua New Guinea and South Pacific islands.

        In addition, SCL owns a small number of containers (63,000 TEU at December 31, 2004) which are not part of the GE SeaCo joint venture but which SCL continues to lease out directly to customers. During 2004, SCL took delivery of $21,000,000 of equipment added to this small fleet.

Certain Trading Factors

        Demand for leased containers depends largely on levels of international trade and economic growth, both global and regional. Cyclical recessions can negatively affect lessors' operating results because, during economic downturns or periods of reduced trade, such as occurred in 2001, ocean carriers may lease fewer containers and rely more on their owned fleets to satisfy their container requirements, or may lease containers only at reduced rates. Thus, a slowdown in economic growth or trade may adversely affect the results of GE SeaCo's and SCL's container activities. GE SeaCo and SCL may be unable to predict the occurrence and duration of these cyclical downturns.

        Other factors affecting demand for leased containers include the available supply and prices of new and used containers (including the market acceptance of new container types and overbuying by competitors and customers), economic conditions and competitive pressures in the shipping industry (including fluctuating ship charter and freight rates, containership fleet overcapacity or undercapacity, and expansion, consolidation or withdrawal of individual customers in the industry), shifting trends and patterns of cargo traffic, congestion at container ports, the availability and terms of equipment financing, fluctuations in interest rates and foreign currency values, import/export tariffs and restrictions, foreign exchange controls, cargo security and inspection measures, other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond GE SeaCo's and SCL's control.

        Defaults by lessees may result in containers being lost or returned at locations where GE SeaCo or SCL cannot efficiently re-lease or sell the equipment. In that event, GE SeaCo or SCL may lose lease revenue and incur additional operating expenses in repossessing, repairing and repositioning the equipment. In recent years, defaults by lessees as measured by allowances for specific doubtful accounts have not been material as a percentage of annual container leasing revenue. Future defaults may be materially costly, however.

        If lessees return equipment to locations where supply exceeds demand, GE SeaCo and SCL routinely reposition containers to higher demand areas. Repositioning expenses vary depending on geographic location, distance, freight rates and other factors, and may not be fully covered by drop-off charges collected from the last lessees of the equipment or pick-up charges paid by the new lessees. Nor may demand be as great as anticipated after repositioning has occurred so that the equipment remains idle.

        Container leasing revenue is variable and largely depends on lease rates, equipment utilization and equipment availability. Rates depend on the type and length of lease, the type and age of containers, and the application of the SeaWorthy and SeaCover programs to equipment maintenance obligations under the lease. Lease rates rise or fall depending on demand, competition, interest rates, new container prices, economic conditions and the other factors described above. In recent years, rates generally declined until 2003, as did new container prices and interest rates until 2004. Lease rates may decline again in the future thereby detracting from the economic returns on higher valued equipment in the fleet.

        Utilization is the ratio of containers on lease to the total container fleet and may also fluctuate due to these same factors. In recent years, for example, overall fleet utilization declined principally because of consolidations among shipping lines, a trade imbalance with Asia resulting in high equipment returns in North America and Europe, and overproduction of some types of new containers by factories and overbuying by shipping lines and leasing competitors. While utilization has improved since 2002 because of greater demand and because SCL and GE Capital have disposed of idle, older equipment in their original fleets, there may again be a decline in utilization in the future.

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

ORIENT-EXPRESS HOTELS

        OEH, in which SCL currently holds a 25% equity interest, owns or part owns and/or invests in 38 highly individual deluxe hotels worldwide, three restaurants, six tourist trains and two river cruise businesses. OEH is focused on the luxury end of the leisure market, and acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the upscale leisure traveler. The names and locations of OEH's various properties and the number of hotel rooms or train/cruise passenger capacity are shown in the table below:

Property	Location	Number of Rooms or Passenger Capacity
Hotels
Hotel Cipriani and Palazzo Vendramin	Venice, Italy	104
Hotel Splendido and Splendido Mare	Portofino, Italy	81
Villa San Michele	Florence, Italy	45
Hotel Caruso	Ravello, Italy	54
Reid's Palace Hotel	Madeira, Portugal	164
Lapa Palace Hotel	Lisbon, Portugal	109
Hotel de la Cité	Carcassonne, France	61
Hotel Ritz	Madrid, Spain	167
La Residencia	Mallorca, Spain	59
La Manoir aux Quat' Saisons	Oxfordshire, England	32
Grand Hotel Europe	St. Petersburg, Russia	301
Windsor Court Hotel	New Orleans, Louisiana	324
Charleston Place	Charleston, South Carolina	442
Keswick Hall	Charlottesville, Virginia	48
Inn at Perry Cabin	St. Michaels, Maryland	81
El Encanto Hotel	Santa Barbara, California	88
La Samanna	St. Martin, French West Indies	81
Maroma Resort and Spa	Riviera Maya, Mexico	64
Copacabana Palace Hotel	Rio de Janeiro, Brazil	222
Miraflores Park Hotel	Lima, Peru	82
Hotel Monasterio	Cusco, Peru	126
Machu Picchu Sanctuary Lodge	Machu Picchu, Peru	31
Mount Nelson Hotel	Cape Town, South Africa	226
Westcliff Hotel	Johannesburg, South Africa	119
Orient-Express Safaris (three camps)	Botswana	39
Observatory Hotel	Sydney, Australia	96
Lilianfels Hotel	Katoomba, Australia	85
Bora Bora Lagoon Resort	Tahiti, French Polynesia	79
Pansea Hotels (six hotels)	Southeast Asia	233
Restaurants
'21' Club	New York, New York	—
Harry's Bar	London, England	—
La Cabana	Buenos Aires, Argentina	—

Tourist Trains
Venice Simplon-Orient- Express	Continental Europe	180
British Pullman	Southern England	250
Northern Belle	Northern England	250
Royal Scotsman	Scotland	36
Eastern & Oriental Express	Southeast Asia	125
PeruRail	Peru	Various
River Cruises
Road to Mandalay	Burma (Myanmar)	126
Afloat in France	France	40

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

        OEH benefits from trends and developments favorably impacting the global hotel, travel and leisure markets, including strong demand growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S. and European populations, and increased online travel bookings. These trends suffered a setback beginning in 2001 due to slowing national economies, the shock of terrorist attacks, the build-up and aftermath of the wars in Afghanistan and Iraq and the SARS epidemic. Based on OEH's improved results in 2004, OEH management believes that the public's confidence in international travel and demand for luxury hotel and tourist products is returning.

        For the future, OEH plans to grow its business by increasing occupancy and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties where land or space is already available, by increasing the utilization of its tourist trains and cruises to add trips, and by acquiring additional distinctive luxury properties throughout the world. Factors in OEH's evaluation of a potential acquisition include the uniqueness of the property, attractions for guests in the vicinity, acceptability of initial investment returns, visible upside potential such as by pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.

        Using the "Orient-Express Hotels" name, OEH promotes and sells its properties through its own staff in offices around the world and independent sales representatives and organizations worldwide (including membership of many of the hotels in The Leading Hotels of the World). Repeat customers are an important source of business which OEH attracts through various cross-selling efforts. OEH also relies on public relations as a cost-effective marketing tool through travel publications and other media. Because of the unique nature of the properties, guests are more likely to hear about them through word-of-mouth or magazine or newspaper articles rather than direct advertising. In addition, OEH relies on its www.orient-express.com website to enhance distribution and reduce sales and marketing expenses.

        For more information about OEH, including its 2004 consolidated financial statements, see OEH's Form 10-K annual report for the year ended December 31, 2004 on file at the SEC. Item 1—Business from that Form 10-K report is filed as Exhibit 99(b) to this report.

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

        At the time of the initial public offering, the Company, certain of its subsidiaries and OEH entered into agreements providing for the separation of their business operations and various ongoing relationships between the companies such as shared services and offices, tax matters and noncompetition. See Item 13—Certain Relationships and Related Transactions below.

        As a result of sales of OEH shares by the Company and OEH since the initial public offering, the Company currently owns about 25% of the equity shares in OEH (disregarding the shares owned by OEH's subsidiary) having about 13% of the combined voting power of OEH's Class A and B common shares for most matters submitted to a vote of OEH shareholders (including the shares owned by OEH's subsidiary). Accordingly, the Company no longer has power to elect OEH's Board of Directors or otherwise to control OEH's business direction and policies. Of the seven directors on OEH's Board, only two are also directors or an officer of the Company. OEH has ceased to be a consolidated subsidiary of the Company and is accounted for in SCL's financial statements using the equity method of accounting. See also Note 2 to the Financial Statements. SCL intends to dispose of its remaining shares in OEH from time to time in one or more transactions and depending on market conditions and, for this purpose, OEH has on file with the SEC an effective registration statement.

OTHER SCL ACTIVITIES

        SCL holds a concession until 2041 from the Greek government to operate the Corinth Canal across the four-mile isthmus between mainland Greece and Peloponnisos and linking the Adriatic and Aegean Seas. About 12,000 vessels transit the canal each year with capacity for substantially more. The concession includes 130 acres of development land. At the eastern end, because the canal is already a popular tourist attraction in Greece, SCL plans to build a mixed tourism and leisure facility. At the western end, a yacht marina and support facilities are planned. SCL has committed to spend $3,000,000 on canal improvements by 2006. SCL pays an annual rent and, in cooperation with the Greek government, is free to set canal transit fees.

        SCL owns parcels of development land and a yacht marina which it plans to sell in the port of Newhaven on the south coast of England. SCL previously owned most of the port but has sold parts to third parties since 2001. SCL also owned the port of Folkestone on the south coast of England which it sold in August 2004.

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

        In fruit farming, SCL owns a 70% interest in a 750-acre banana plantation located near Abidjan, Ivory Coast which produces about 9,000 tons annually for export principally to Europe. The present political unrest in the Ivory Coast has affected SCL's production and export to some degree although the situation could deteriorate if civil war broke out. SCL also owns a 1,000-acre table grape farm in northeastern Brazil near Petrolina that produces two crops each year for sale on the domestic and export markets. Current output is about 2,000 tons annually and the farm includes substantial unused acreage for future cultivation.

        SCL owns a British magazine called "The Illustrated London News" ("ILN") which has been published continuously since 1842. At present, only occasional editions are produced with about one-half of the circulation in Britain and one-half abroad. In addition, ILN publishes the on board magazines for SCL's ferries and GNER and the guest magazines for OEH, as well as a small number of other limited circulation lifestyle magazines for third parties under contract, and ILN maintains a substantial picture library dating back over 160 years to the founding of the publication. ILN staff also provides design support to the various SCL businesses such as internet website development.

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

        SCL owns containers and container factories and depots (except the Singapore facilities and the Charleston, South Carolina factory which are located in leased premises) as described under Container Leasing in Item 1. In addition, SCL leases regional offices in the following locations in connection with its container and other business activities: New York, New York; Baltimore, Maryland; London, England; Genoa, Italy; Bangkok, Thailand; and Sydney, Australia.

        OEH owns 28 hotels, two restaurants, three European tourist trains, a cruiseship and five small French canalboats, and owns interests of 50% or less in ten hotels, its Scottish and Southeast Asian tourist trains and PeruRail, and a third restaurant, all as described in Item 1. The small regional sales and marketing offices of the hotels, tourist trains and cruise business are occupied under operating leases.

        SCL also owns two fruit farms and development land as described in Item 1. The Corinth Canal is occupied under government concession.

ITEM 3.    Legal Proceedings

General Electric Capital Corporation

        There are a number of pending disputes between SCL and GE Capital relating to the management and operation of GE SeaCo, the outcome of which might affect SCL's financial results. In particular, these disputes relate to: (i) the level of funding required in one of SCL's pension plans, as of May 1, 1998, when certain employees of SCL's container division became employees of GE SeaCo; (ii) whether the charges by SCL to GE SeaCo for office space have been correctly computed; and (iii) whether GE SeaCo is obligated to pay for certain container equipment purchased from or through SCL's subsidiary, Yorkshire Marine Containers Ltd. With respect to the dispute relating to the funding of the pension plan, GE Capital seeks to have SCL indemnify GE SeaCo for any amounts which might be required to be contributed in the future, as a result of any underfunding which might be found to have existed in 1998. In the case of the other disputes, GE Capital seeks compensation from SCL. SCL believes that the aggregate net effect on SCL of the disputes as to which compensation is sought would not exceed approximately $5,000,000.

        If SCL and GE Capital are unable to resolve these disputes between themselves, either of them has the right to submit any or all of the disputes to arbitration, as contemplated by the dispute resolution provisions of the 1998 joint venture agreements establishing GE SeaCo. The outcome of these disputes is not determinable and, therefore, no provision has been recorded at December 31, 2004.

        GE Capital, acting on behalf of GE SeaCo, has taken steps purporting to terminate the 1998 Services Agreement, pursuant to which SCL provides corporate and administrative services and office space to GE SeaCo, and certain related agreements. Unless agreement can be reached as to the terms of the termination of these agreements, the purported termination by GE Capital is likely to be contested by SCL in arbitration.

U.K. Customs & Excise

        As previously reported, on October 1, 2004 the Company's Hoverspeed Ltd. subsidiary commenced a substantial damage claim in the London High Court against British Customs & Excise arising from Customs' unlawfully detaining many Hoverspeed passengers in Dover when they returned with duty-paid merchandise bought in other European countries and intended for personal use. Customs answered the claim on January 21, 2005 denying liability and alleging, among other defenses, that Customs officers acted lawfully because they had reasonable grounds to believe the goods were being imported for a commercial purpose, thus subjecting them to British tax, and not personal use. Hoverspeed filed its reply on March 4, 2005. A pre-trial scheduling conference took place on March 21, 2005, at which a deadline of June 30, 2005 was established for the parties to produce relevant evidence for discovery by each side. There is no assurance that Hoverspeed will recover substantial damages, if any, in these proceedings.

        Other than the foregoing, there are no material legal proceedings, other than ordinary routine litigation incidental to its businesses, to which the Company or any of its subsidiaries is party or to which any of their property is subject.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        The Company submitted no matter to a vote of its security holders during the fourth quarter of 2004.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity
                   Securities

        The principal market on which the Class A and B common shares of the Company are traded is the New York Stock Exchange. Their trading symbols are SCRA and SCRB, respectively. Both classes are also listed on the Pacific Exchange. The following table presents the quarterly high and low sales price of a common share in 2004 and 2003 as reported for New York Stock Exchange composite transactions:

	2004		2003
	High	Low	High	Low
Class A Common Shares
First quarter	$21.79	$17.75	$9.30	$5.51
Second quarter	20.60	14.67	12.55	6.80
Third quarter	17.89	15.01	16.35	10.76
Fourth quarter	19.69	14.25	18.70	14.30
Class B Common Shares
First quarter	21.75	18.50	9.15	5.92
Second quarter	20.50	15.00	12.50	7.05
Third quarter	17.50	14.80	16.25	10.75
Fourth quarter	19.50	14.30	18.50	14.55

        The Company paid cash dividends on its Class A and B common shares in the third and fourth quarters of 2003 and in all four quarters of 2004 at the quarterly rates of $0.025 per Class A share and $0.0225 per Class B share.

        The Company is party to certain credit facilities which restrict the Company's ability to pay dividends on its Class A and B common shares and which also impose debt/equity ratio, minimum shareholders' equity and other financial requirements which may restrict payment of dividends. The Company is in compliance with all of these restrictions. See Note 17(g) to the Financial Statements (Item 8 below), and "Certain Financial Requirements" in Item 7—Management's Discussion and Analysis below.

        In addition, the terms of the Company's $7.25 convertible cumulative preferred shares contain restrictions on the payment of dividends on its Class A and B common shares if accrued dividends or the mandatory redemption price of the preferred shares have not been paid. The Company is current in the payment of all amounts due on these preferred shares, which will be redeemed in full by the Company on May 6, 2005. See Note 17(a) to the Financial Statements.

        The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

        At March 21, 2005, the number of record holders of the Class A and B common shares of the Company was approximately 1,100 and 300, respectively.

        During 2004, all securities of the Company sold by it were registered under the U.S. Securities Act of 1933. Also during the fourth quarter of 2004, no purchase of the Company's Class A and B shares was made by or on behalf of the Company or any affiliated person.

ITEM 6.    Selected Financial Data

Sea Containers Ltd. and Subsidiaries

	Year ended December 31,
	2004	2003		2002	2001	2000
	$000	$000		$000	$000	$000
Revenue	1,742,717	1,646,099		1,610,447	1,215,828	1,296,143

Net (losses)/earnings on Class A and Class B common shares	(5,368)	111,370	*	41,928	4,546	44,873

Net earnings per common share:	$	$		$	$	$
Class A:
Basic	(0.23)	5.32	*	2.10	0.25	2.45

Diluted	(0.23)	5.25	*	2.10	0.25	2.45

Class B:
Basic	(0.23)	4.79	*	1.90	0.22	2.21

Diluted	(0.23)	4.72	*	1.90	0.22	2.21

Cash dividends per class A common share	0.10	0.05		0.225	0.30	0.975

Cash dividends per class B common share	0.09	0.045		0.204	0.272	0.878

	$000	$000		$000	$000	$000
Total assets	2,736,100	2,752,876		2,807,121	2,653,569	2,610,113

Debt and capital lease obligations	1,530,575	1,596,282		1,790,930	1,674,926	1,629,227

Shareholders' equity	773,763	712,116		569,994	477,905	509,557

*
Year ended December 31, 2003 includes a gain on sale of ferry assets of $100,000,000 and non-recurring charges of $46,000,000.

See notes to consolidated financial statements (Item 8 below).

ITEM 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

        The following analysis of the consolidated results of operations and financial condition of SCL should be read in conjunction with the consolidated financial statements and related notes thereto in Item 8 below. Dollar amounts in this analysis are rounded to millions, but per share calculations and percentages are calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the rounded data, may be slightly different than the more precise amounts included herein.

I)     RESULTS OF OPERATIONS

        In the following tables and commentaries, SG&A expenses means selling, general and administrative expenses. The commentaries on variances refer to net variances after adjustment for the effect of foreign exchange where appropriate, unless otherwise stated.

I-A) Summary of Consolidated Earnings / (Losses)

        Net losses in 2004 were $4.3 million compared to net earnings of $112.5 million in 2003, although 2003 included approximately $54.0 million of gains on asset sales and non-recurring items related to the sale of the Steam Packet. Fully diluted losses were $0.23 per class A share and $0.21 per class B share. In addition to the absence of the gain on sale of ferry assets, the main reasons for the decline in earnings were the start-up losses of Silja incurred in 2004 on a new ferry service in the Baltic Sea, a reduction in compensation received by GNER from Network Rail and one-off charges for settlements with the U.K. Strategic Rail Authority ("SRA"). However, the underlying performance of the container and rail operations remained strong, SCL has successfully bid for a renewal of the GNER rail franchise and management has undertaken programs to address the decline in ferry earnings.

        The consolidated results of operations are summarized below:

				Year 2004 compared with 2003
	2004	2003	2002	Variance	Effect of foreign exchange	Net variance
	$m	$m	$m	$m	$m	$m
Total revenue	1,742.7	1,646.1	1,610.4	96.6	135.1	(38.5)

Earnings/(losses) before net finance costs:
Ferry operations	(12.9)	29.9	52.1	(42.8)	0.8	(43.6)
Rail operations	42.9	84.1	68.9	(41.2)	9.4	(50.6)
Container operations	45.4	35.8	23.4	9.6	—	9.6
Leisure operations	—	—	39.0	—	—	—
Other SCL activities	(1.6)	1.5	1.5	(3.1)	—	(3.1)
Corporate costs	(19.0)	(15.8)	(15.0)	(3.2)	(0.9)	(2.3)
Gains on asset sales and non-recurring charges	6.3	59.0	2.9	(52.7)	—	(52.7)

Earnings before net finance costs	61.1	194.5	172.8	(133.4)	9.3	(142.7)
Net finance costs	(80.9)	(85.3)	(114.6)	4.4	—	4.4
Minority interest	—	—	(10.9)		—	—
Benefit from/(provision for) income taxes	2.6	(8.2)	(5.9)	10.8	—	10.8
Earnings from investment in OEH, net of tax	11.8	10.9	2.2	0.9		0.9
Earnings/(Losses) from other equity investments, net of tax	1.1	0.6	(0.6)	0.5		0.5

Net (losses)/earnings before preferred share dividends	(4.3)	112.5	43.0	(116.8)	9.3	(126.1)

Net Earnings/(Losses): 2004 compared to 2003

        The net losses in 2004 represented a decrease in earnings of $116.8 million from 2003. Earnings before net finance costs (adjusted for the effect of foreign exchange) decreased by $142.7 million. Of this decrease, $52.7 million related to a reduction in net gains on asset sales and non-recurring charges and $7.9 million to the absence of the Steam Packet's earnings in ferry operations in 2004, while in 2003 six months of earnings were included in these operations, resulting in a comparative decrease of $82.1 million.

        The decrease of $82.1 million consisted of reduced earnings from ferry operations of $35.7 million, rail operations of $50.6 million, and other SCL activities of $3.1 million and increased corporate costs of $2.3 million, partly offset by increased earnings from container operations of $9.6 million, including earnings from the investment in GE SeaCo.

        The reduction in ferry operations profits of $35.7 million related to Silja operations $22.1 million, Hoverspeed's cross-Channel services $3.8 million, the Belfast-Troon service $2.4 million, and charter and other ferry activities $7.4 million.

        The decline in Silja's earnings was due to increased capacity provided by competitors on a number of routes and start-up losses of a new route to Russia which performed below management's expectations. SCL is taking a number of actions to address the earnings decline including:

  •
  systems development to enhance revenue growth and promote cost reductions,

  •
  redeployment, chartering or sale of underperforming vessels, and

  •
  refurbishing the core vessels on the Helsinki-Stockholm route.

        The losses on other ferry operations were mainly due to increased competition and higher operating costs. In order to reduce the losses, SCL is redeploying capacity from loss-making U.K. routes and increasing its presence in the Mediterranean, especially the Greek market. A decision to cease operating the Belfast-Troon service was made in January 2005. An impairment charge of $2.9 million in respect of assets used for this service is included in the loss on other ferry activities in 2004.

        Rail operations had another excellent year operationally with revenue up $50.9 million but recorded reduced profits because of adverse changes in Network Rail's compensation regime from April 2004, the absence of a gain in 2003 from a settlement with Network Rail and charges of $19.4 million relating to the July 2004 SRA settlement and other contractual payments agreed with the SRA during 2004 that relate to the current franchise agreement expiring in April 2005.

        GNER has been successful in its bid to renew its franchise to operate InterCity East Coast main line rail services. A new ten-year franchise with the SRA was signed in March 2005. SCL is optimistic about its possible bids to win two further rail franchises.

        The increase in container operations profits of $9.6 million reflected strong demand worldwide for container leasing and was mainly due to SCL's equity-accounted investment in GE SeaCo.

        Net finance costs decreased in 2004 by $4.4 million reflecting a lower net interest expense of $11.0 million offset in part by reduced foreign exchange gains of $6.6 million. The reduction in interest expense was largely due to a lower debt level and the redemption of relatively expensive debt.

        The tax charge decreased in 2004 by $10.8 million. A change in law in Finland allowed Silja to claim a one-off tax deduction in 2004 in respect of previously non-deductible costs. The tax benefit related to this deduction amounted to $15.1 million.

Net Earnings: 2003 compared to 2002

        Net earnings in 2003 were $69.5 million higher than in 2002 and earnings before net finance costs increased by $21.7 million. Within the increase in earnings before net finance costs, $56.1 million related to an increase in net gains on asset sales and non-recurring charges and $15.9 million arose from the strengthening of sterling and the euro against the dollar. 2002 also included $11.4 million of earnings in the second half of the year in ferry operations from Steam Packet, which was sold in July 2003, and $39.0 million relating to leisure operations (reflecting the effect of SCL's reduced share of OEH results following the deconsolidation of OEH in the fourth quarter of 2002).

        After adjusting for these items, SCL's earnings before net finance costs were materially consistent with 2002. Rail operations increased by $8.8 million and container operations improved by $12.4 million but these were largely offset by a decline in ferry operations of $20.3 million and corporate costs of $0.8 million. Container operations included a $6.7 million improvement from SCL's share in earnings of GE SeaCo and a $5.8 million improvement in other container operations.

        Net finance costs decreased in 2003 by $29.3 million (or by $33.6 million if adjusted for the adverse effect of the strengthening of the euro against the U.S. dollar amounting to $4.2 million). The decrease was mainly due to a reduction in outstanding senior notes and lower interest rates.

        There was no minority interest charge in 2003 compared with a charge of $10.9 million in 2002, relating to OEH ($8.6 million) and Silja ($2.3 million).

I-B) Segment Analysis of Earnings/(Losses) Before Net Finance Costs

Ferry Operations

(i) Silja

	Year ended December 31,			Year 2004 compared with 2003
	2004	2003	2002	Variance	Effect of foreign exchange	Net variance
	$m	$m	$m	$m	$m	$m
Revenue	638.1	619.0	361.6	19.1	38.1	(19.0)
Operating costs	478.8	456.0	244.9	22.8	28.1	(5.3)
SG&A expenses	93.5	83.8	42.7	9.7	5.1	4.6
Depreciation and amortization	42.4	36.4	19.3	6.0	2.2	3.8

Earnings before net finance costs	23.4	42.8	54.7	(19.4)	2.7	(22.1)

Silja: 2004 compared to 2003

        Silja's earnings declined due to increased capacity of the competition on a number of its routes, and the redeployment of the Finnjet on a new route to Russia which performed below expectations. This start-up had a negative earnings impact of $17.0 million. Silja's earnings before net finance costs fell by $22.1 million to $23.4 million.

        SCL is taking a number of steps to address the fall in earnings as described above and benefits from these actions can be expected to begin to be realized in 2005.

        The revenue decrease of $19.0 million (3%) reflected an overall net reduction in passenger volumes of 5%, caused by the transfer of the Finnjet from the Helsinki-Tallin-Rostock service in 2003 to Rostock-Tallin-St. Petersburg for the summer months of 2004. The effect of this redeployment was to reduce Silja's total passenger carryings by 7% and revenue by $37.0 million.

        Retail yields declined due to the absence of duty-free sales on routes to Estonia after its entry into the European Union. This effect was compounded by the reduction of on-shore Finnish alcohol duties which meant that retail prices on-board had to be further reduced to maintain the price differential sufficient to encourage passengers to buy on board. However, the decline in retail yield was offset by an increase in ticket yield and on-board food and beverage spend.

        There was a 29% increase in passenger volumes on the SuperSeaCat services to Tallinn due to day traffic generated by Estonia's entry into the E.U. The extra volumes included higher numbers of both business travelers (commuters) and leisure travelers (tourists and shoppers). Revenue on Helsinki-Tallinn was up $10.0 million. The main Helsinki-Stockholm route performed well as did freight business with revenue up by $5.0 million and $3.0 million, respectively. The Turku-Stockholm/Kapellskar routes suffered from slightly lower passenger volumes but revenue remained steady.

        Silja's operating costs reflected a reduction of $5.3 million mainly due to the lay-up of Finnjet in the fourth quarter.

        Depreciation and amortization expense increased by $3.8 million in 2004 which reflected capital expenditure for the year of $41.5 million.

Silja: 2003 compared to 2002

        Silja was acquired in April 2002 from which date SCL has consolidated its operating results. Therefore, the year 2002 reflects the consolidation of Silja's results for the eight months to December 31, 2002, and SCL's 50% share in Silja in the first four months of 2002 is shown as a loss on equity investments of $0.7 million. As a result of this, increases in revenues and costs for 2002 and 2003 are not comparable on a consistent basis.

        Before adjustment for the effect of foreign exchange, Silja earnings before net finance costs of $54.7 million in 2002 compared with $42.8 million in 2003, a reduction of $11.9 million. This reduction is explained by non-recurring items in 2002 of $17.0 million, comprising income received from a charter termination and from a settlement of a dispute under another charter. After adjusting for the impact of these items and the losses of the first four months of 2002, underlying earnings rose by $2.3 million.

(ii) Other Ferry Operations

	Year ended December 31,			Year 2004 compared with 2003
	2004	2003	2002	Variance	Effect of foreign exchange	Net variance
	$m	$m	$m	$m	$m	$m
Revenue	96.9	167.6	215.0	(70.7)	13.2	(83.9)
Operating costs	94.2	140.0	171.1	(45.8)	12.5	(58.3)
SG&A expenses	25.1	25.5	30.4	(0.4)	1.9	(2.3)
Depreciation and amortization	13.9	15.1	16.1	(1.2)	0.6	(1.8)

Losses before net finance costs	(36.3)	(13.0)	(2.6)	(23.3)	(1.8)	(21.5)

Earnings/(losses) by operation:
U.K. Ferries (excluding Steam Packet)	(20.0)	(12.4)	(18.9)	(7.6)	(1.4)	(6.2)
Steam Packet	—	7.9	19.7	(7.9)	—	(7.9)
Charters/other ferry operations	(16.3)	(8.5)	(3.4)	(7.8)	(0.4)	(7.4)

Losses before net finance costs	(36.3)	(13.0)	(2.6)	(23.3)	(1.8)	(21.5)

        U.K. ferry operations included English Channel routes (Dover-Calais and Newhaven-Dieppe) and the Irish Sea route (Belfast-Troon). Charter and other ferry operations included New York harbor services, charter operations, equity investments and central ferry division costs. The Steam Packet ferry business was sold in July 2003.

Other Ferries: 2004 compared to 2003

        Excluding Steam Packet and foreign exchange effects, losses increased by $13.6 million to $36.3 million. Losses on U.K. ferry routes increased by $6.2 million consisting of $1.1 million on Dover-Calais, $2.8 million on Newhaven-Dieppe and $2.3 million on Belfast-Troon. Losses from charters and other ferry operations increased by $7.4 million, largely as a result of increased expenditure on the refitting of vessels.

        The decrease in both revenues and operating costs was mainly due to the absence of the Steam Packet and the implementation of a seasonal operation on U.K. routes in 2004.

        SCL is reviewing the deployment of its ferry fleet to assess profitable opportunities for 2005 and beyond. A decision was taken in January 2005 to cease operating the Belfast-Troon route and in March 2005 the Newhaven-Dieppe route. A new charter has been signed for one of the vessels in Greece and negotiations are in progress for further charters in the Mediterranean.

UK Ferries

Dover-Calais route

        This route moved to a seasonal operation at the end of 2003 to avoid the losses that have been incurred historically during the winter months. In 2004 operations did not commence until March, while in 2003 the service operated throughout the first quarter. The route recorded a loss of $10.9 million in 2004 compared to a loss of $9.8 million in 2003.

        Other factors which impacted revenue on this route were the late delivery from refit of a third craft in the peak third quarter period and price competition from Eurotunnel and a new operator providing services between Dover and Boulogne.

        Additionally, there was a decline in passenger spend yields reflecting the increase in French tobacco duties which impacted on-board sales.

        The reduction in operating costs from the move to a seasonal operation was partly offset by an increase in fuel costs which rose by $1.4 million over the equivalent period in 2003.

Newhaven-Dieppe route

        This route reported a loss of $3.5 million in 2004 compared to a loss of $0.7 million in 2003. Revenue decreased by $5.1 million, partly the result of adverse weather conditions in the second quarter and partly the effect of reduced passenger volumes due to increased competition from other operators and budget airlines. Costs were controlled effectively, and decreased by $2.3 million notwithstanding the adverse effect of an increase in fuel costs. In March 2005, SCL decided to terminate the service and is seeking to redeploy the affected ship.

Belfast-Troon route

        After a poor year in 2004 and the prospect of insufficient profitability, SCL has discontinued this route in 2005. As a result of this decision, an impairment charge relating to associated operational assets of $2.9 million has been recognized in 2004. The route made a loss of $2.6 million (excluding the impairment charge) in 2004 following a loss of $3.2 million in 2003.

        It is estimated that the closure of the Belfast-Troon route will result in a further charge of approximately $3.0 million in the first quarter of 2005 to comprise of staff redundancy and facility exit costs.

Steam Packet routes

        The absence of the Steam Packet business which was sold in July 2003 resulted in a revenue decrease of $40.8 million and reductions in operating costs, SG&A expenses and depreciation of $25.6 million, $4.8 million and $2.5 million, respectively.

Charter/Other Ferry Operations

New York harbor routes

        There was an increase in SeaStreak's revenue of $1.8 million which included the benefit of two new vessels being added in October 2003 and February 2004. This was partly offset by the effect of sailings lost in February due to ice conditions in the harbor.

        Seastreak's earnings decreased from a $0.3 million profit in 2003 to a $1.9 million loss in 2004 due to a combination of insufficient passenger volumes on the new vessels, higher fuel costs and poor weather conditions. Management is taking steps to align capacity with demand and is in negotiations to charter out one of the vessels.

Charter operations and central costs

        Charter operations and divisional costs suffered from increased costs of $5.2 million as a result of increased refit costs on the fast ferry fleet. A revenue increase of $3.6 million reflected a new charter of a vessel.

Other Ferries: 2003 compared to 2002

        Other ferry operations recorded reduced losses in 2003 from $22.3 million to $21.2 million, excluding the discontinued Steam Packet ferry business and after adjusting for foreign exchange movements.

        Excluding the effects of the absence of the Steam Packet's revenues for the last six months of 2003 (for the same period in 2002 this amounted to $43.8 million) and foreign exchange movements, revenue decreased by $22.3 million. This decrease mainly related to reduced revenue from Hoverspeed's cross-Channel services due to the cessation of the Dover-Ostend route at the end of 2002.

        Excluding the Steam Packet, the decline in revenue was offset by cost savings of $24.6 million mainly due to the closure of the Dover-Ostend route.

Rail Operations

	Year ended December 31,			Year 2004 compared with 2003
	2004	2003	2002	Variance	Effect of foreign exchange	Net variance
	$m	$m	$m	$m	$m	$m
Revenue	857.9	723.2	695.8	134.7	83.8	50.9
Operating costs	700.4	541.7	544.3	158.7	62.3	96.4
SG&A expenses	93.1	84.1	73.4	9.0	10.9	(1.9)
Depreciation and amortization	21.5	13.3	9.2	8.2	1.2	7.0

Earnings before net finance costs	42.9	84.1	68.9	(41.2)	9.4	(50.6)

Rail: 2004 compared to 2003

        GNER had an excellent year operationally, but was adversely affected by changes in the compensation regime with Network Rail and charges arising from contractual settlements with the SRA.

        In March 2005, GNER was awarded a new ten-year franchise to operate the InterCity East Coast main line rail service. The new franchise will be in direct continuation of GNER's existing franchise which terminates on April 30, 2005. The new franchise has a break clause after seven years if GNER fails to meet certain performance criteria. GNER is currently bidding for the Integrated Kent commuter franchise and intends to bid for the Greater Western franchise in 2006.

        Rail revenue increased by $50.9 million (7%) in 2004 mainly due to an increase in passenger volumes of 9%, both peak and off-peak.

        A revenue management system was implemented during the year, to ensure that ticket quotas are allocated to optimize revenue. This particularly lifted off-peak volume and helped to improve capacity utilization. There was small slippage in yield (1%) as a result.

        The year 2004 has seen a shift in sales channels, with internet and self-service channels proving particularly popular. Website revenue increased by 45% on 2003, and use of self-service ticket machines increased by 50%.

        GNER also benefited from rolling stock refurbishment funded by the lessor of the equipment.

        The improvements in revenue were partly offset by the effect of $15 million received from Network Rail in the first quarter of 2003 in settlement negotiations for disruption to GNER's rail services following the U.K. Rail Regulator's ruling in GNER's favor.

        Operating expenses increased by $96.4 million in 2004 mainly due to a reduction of $75.2 million in compensation payments received from Network Rail in 2004 through a combination of reduced compensation rates in the performance regime and improvements in Network Rail's operational performance.

        In July 2004, a $14.6 million settlement was agreed with the SRA, payable in 2005. The terms of the settlement applied to the period from April 1, 2004 to the end of the current franchise on April 30, 2005. As a result the settlement cost is being spread evenly over this 13 month period. A charge of $10.1 million was recognized in operating expenses in 2004 with the remaining $4.5 million to be recognized in 2005.

        Concurrent with discussions with the SRA on the new franchise, certain amounts were agreed to be paid to the SRA relating to existing franchise matters. These included amounts that had previously been expected to be used to fund capital improvements. A charge of $9.3 million has been included in 2004 in respect of these payments.

        The depreciation and amortization increase of $7.0 million included the effect of GNER's increased capital expenditure on systems infrastructure, including spend required under its franchise agreement. This mainly related to improved management information, revenue management and mobile communications systems.

Rail: 2003 compared to 2002

        After adjustment for the strengthening of the British pound against the U.S. dollar revenue decreased by $37.5 million. This decrease was mainly due to reduced compensation from Network Rail and other claims for disruption to GNER's rail services, partly offset by an improvement in ticket revenues from increased passenger volumes.

        Operating expenses decreased by $54.1 million due largely to reduced track access charges, including the effect of higher contractual compensation payments received from Network Rail. An increase in rail SG&A expenses of $3.8 million mainly related to staff costs, including redundancy costs and insurance charges.

Container Operations

(i) Equity Investment in GE SeaCo

	Year ended December 31,
	2004	2003	2002
	$m	$m	$m
Earnings from investment in GE SeaCo	32.8	22.1	15.4

GE SeaCo: 2004 compared to 2003

        GE SeaCo profits in 2004 were up 48% over 2003, reflecting the continued strong growth in container leasing operations. The growth mainly derived from the expansion of the container fleet with utilization rates remaining high. GE SeaCo took delivery of $304.0 million of new containers in 2004, following delivery of $204.0 million in 2003.

        The GE SeaCo owned fleet had 99% utilization at the end of 2004 compared to 98% at the end of 2003, while the containers owned by SCL and GE Capital and managed by GE SeaCo had 91% utilization (83% in 2003).

        New container prices rose in 2004 and lease rates also strengthened.

        SCL's 50% share of earnings from GE SeaCo is sensitive to fluctuations in interest rates as the costs of financing are included. GE SeaCo's outstanding debt at December 31, 2004 was $694.0 million at a weighted average interest rate of 3.38%, of which $70.0 million has been fixed at 3.89% for five years with effect from July 2004. At December 31, 2003, the outstanding debt was $511.0 million at a weighted average interest rate of 2.52%, none of which was at fixed rate.

        Pursuant to Rule 3-09 of SEC Regulation S-X, SCL in this Form 10-K report is required for the first time to file as an exhibit the audited combined and consolidated financial statements for the year ended December 31, 2004 of GE SeaCo and its subsidiaries including its affiliated company GE SeaCo America LLC. As a result of disputes between SCL and GE Capital (see Note 19(b) to the Financial Statements), the Board of GE SeaCo has been unable to complete these financial statements and, therefore, they are not being filed as a Form 10-K exhibit at this time.

GE SeaCo: 2003 compared to 2002

        The $6.7 million increase in earnings from SCL's investment in GE SeaCo in 2003 was mainly due to leasing out the new ontake of container units ($204.0 million during 2003) and the beneficial effect of reduced interest rates on the financing of its existing fleet rates. Weighted average interest rates went down to 2.52% at the end of 2003 from 2.72% at the end of 2002.

(ii) Other Container Operations

	Year ended December 31,
	2004	2003	2002
	$m	$m	$m
Revenue	125.6	110.6	107.5
Operating costs	65.2	50.0	48.3
SG&A expenses	3.0	(0.5)	(2.4)
Depreciation and amortization	44.8	47.4	53.6

Earnings before net finance costs	12.6	13.7	8.0

Other Containers: 2004 compared to 2003

        Container revenue (excluding GE SeaCo) increased by $15.0 million (14%) in 2004. This included $19.9 million from the container depot, service and logistics operations acquired from the Owens Group in July 2004. This increase was partially offset by a reduction of $4.8 million on leasing operations which mainly reflected the reduced size of SCL's owned fleet.

        The acquisition of operations from the Owens Group contributed additional earnings of $1.1 million in the second half of 2004.

Other Containers: 2003 compared to 2002

        Container revenue (excluding GE SeaCo) increased by $3.1 million in 2003 of which $5.8 million related to disposal gains/losses. The remaining decrease of $2.7 million included a decrease of $3.4 million on leasing operations (reflecting the reduced size of SCL's owned fleet partly offset by improved utilization).

        The decrease in depreciation and amortization of $6.2 million related to leasing operations ($5.2 million) and cargoship operations ($1.0 million). The reduction in leasing operations mainly related to disposal of container units during 2003 and 2002.

Property, Plantations and Publishing

	Year ended December 31,
	2004	2003	2002
	$m	$m	$m
Revenue	24.2	25.7	21.6
Operating costs	11.9	11.8	9.1
SG&A expenses	12.5	11.1	9.7
Depreciation and amortization	1.4	1.2	1.2

(Loss)/earnings before net finance costs	(1.6)	1.6	1.6

PPP Operations: 2004 compared to 2003

        These operations reported a small loss in 2004. This reflected the weather-affected growing season for the grape farm in Brazil where revenue halved and a loss of $1.0 million was generated, following a profitable year in 2003. The poor weather of early 2004 is not expected to affect 2005 performance. Capital expenditure has been incurred in 2004 to protect crops from the effects of similar bad weather on future harvests.

PPP Operations: 2003 compared to 2002

        Revenue increased by $4.0 million in 2003 mainly due to publishing ($2.0 million), the Corinth Canal concession ($0.9 million) and fruit farming ($0.7 million) but earnings remained steady.

Corporate costs

	Year ended December 31,			Year 2004 compared with 2003
	2004	2003	2002	Variance	Effect of foreign exchange	Net variance
	$m	$m	$m	$m	$m	$m
SG&A expenses	(19.0)	(15.8)	(15.0)	(3.2)	(0.9)	(2.3)

Corporate: 2004 compared to 2003

        Corporate costs increased by $2.3 million in 2004 mainly due to increases in compensation and travel expense ($0.8 million), audit and public company costs ($1.2 million) and legal fees ($0.3 million).

Corporate: 2003 compared to 2002

        Corporate costs increased by $0.8 million in 2003 mainly due to increases in compensation expense ($1.5 million) partly offset by reductions in public company expenses ($0.5 million).

Gains on Sale of Assets and Non-Recurring Charges

        The gains on sale of assets in 2004, 2003 and 2002 and the non-recurring charges in 2003 are explained in Notes 3 and 4 to the Financial Statements.

Net Finance Costs

	Year ended December 31,
	2004	2003	2002
	$m	$m	$m
Interest expense	(89.6)	(100.1)	(129.6)
Interest income	7.2	6.7	7.8
Foreign exchange gain	1.5	8.1	7.2

Net Finance Costs	(80.9)	(85.3)	(114.6)

Net Finance Costs: 2004 compared to 2003

        Interest expense decreased by $10.5 million from 2003 to 2004 primarily from the repayment of public debt and Steam Packet debt. These large debt repayments yielded total savings of $16.9 million in the year but were partly offset by interest of $9.9 million from new public debt issuance. A further reduction in interest expense of $3.5 million arose from interest rate changes and other debt movements. This included the effect of a reduction in average bank debt outstanding of $73.5 million.

        The table below reconciles the reduction of $10.5 million in interest expense from 2003 to 2004:

$m
Interest expense for the year ended December 31, 2003	100.1

Less savings from:
9 1/2% and 10 1/2% senior notes (repaid July 2003)	(6.7)
Steam Packet debt (repaid July 2003)	(4.5)
12 1/2% senior subordinated debentures (repaid June 2004)	(5.7)
Add issue of new public debt :
13% senior notes due 2006 (issued June 2003)	1.5
12 1/2% senior notes due 2009 (issued July 2003)	1.1
10 1/2% senior notes due 2012 (issued May 2004)	7.3

Net effect of debt re-structuring	(7.0)

Balance, reflecting interest rate changes, syndicated bridging finance and additional debt to finance acquisitions and investments	(3.5)

Interest expense for the year ended December 31, 2004	89.6

        There was a decrease in foreign exchange gains of $6.6 million. This was due to gains made in 2003 which arose from the benefit obtained on foreign exchange contracts associated with the sale of the Steam Packet.

Net Finance Costs: 2003 compared to 2002

        Net finance costs in 2003 decreased by $29.3 million. Finance costs were reduced by $14.7 million due to the deconsolidation of OEH, but increased by $11.8 million by the consolidation of Silja operations from May 1, 2002.

        The repayment of $136.3 million of public debt in July 2003 and repayment of the loan of $101.5 million secured on the assets of the Steam Packet business in July 2003 resulted in a $10.9 million decrease in interest expense from 2002. These decreases were partly offset by $2.6 million of interest on the issue of public debt in June and July 2003.

        The balance mainly reflected reduced interest rates on floating-rate debt.

Taxes on Income

        The income tax credit in 2004 and charges in 2003 and 2002 related to subsidiaries in taxpaying jurisdictions. No income taxes are levied in Bermuda, which is the Company's place of incorporation. The tax credit in 2004 of $2.6 million included a deferred tax credit of $15.1 million in Silja. A change of law in Finland allowed Silja to claim a one-off tax deduction in 2004 in respect of previously non-deductible costs

        SCL's tax costs largely relate to ferry and rail operations, which are mainly carried out in high tax jurisdictions. Available tax shelter, which has kept taxes to a minimum, is diminishing so that the tax charge is likely to increase in future years.

Earnings from investment in Orient-Express Hotels Ltd.

        SCL owned 42% of OEH at December 31, 2004 and 2003 and 47% at December 31, 2002 (see Note 2 to the Financial Statements). OEH's earnings for the year ended 2004 were $28.2 million compared with $23.6 million in 2003 (an increase of $4.6 million), and $25.3 million in 2002 (a decrease of $1.7 million compared to 2003). Excluding the gain on the sale of a hotel in 2003, earnings were up 46% from 2003 to 2004. OEH commenced payment of dividends in January 2004 and has paid dividends of $1.4 million to SCL in 2004.

Earnings from other equity investments

        Earnings from SCL's joint venture in the Adriatic Sea increased by $0.5 million as a result of a successful first season on the Pescara-Split route.

II)   LIQUIDITY AND CAPITAL RESOURCES

II-A) Analysis of Changes in Cash Position 2004, 2003 and 2002

        At December 31, 2004, SCL's cash balances totalled $129.1 million. Additionally, there were undrawn working capital bank lines amounting to approximately $111.9 million.

        In the first quarter of 2005, the Company sold 2,400,000 newly-issued class A common shares at an average price of $17.10 per share realizing net cash proceeds of approximately $41.0 million and sold 4,500,000 existing class A common shares in OEH at a net price of $24.20 per share yielding net cash proceeds of approximately $108.0 million.

        Changes in the cash position over the last three years can be summarized as follows:

	2004	2003	2002
	$m	$m	$m
Net cash provided by operating activities	74.4	105.4	193.7

Proceeds from sale of fixed assets and other	30.4	228.6	8.8
Issuance of long-term debt	39.1	52.7	202.2
Issuance of senior notes	96.1	—	—
Issuance of common shares	45.4	24.6	0.1
Sale of OEH shares by SCL	—	—	68.7

	285.4	411.3	473.5
Capital expenditures	(86.5)	(37.6)	(123.7)
Acquisitions and investments, net of cash acquired	(7.3)	—	(85.5)
Cash reduction from deconsolidation of OEH	—	—	(56.4)
Principal payments under long-term debt	(190.8)	(123.7)	(163.3)
Payments of loans upon disposal of assets	(5.1)	(109.7)	—
Debentures and senior notes retired	(79.7)	(136.3)	(9.7)
Dividends on shares	(3.4)	(2.1)	(5.4)
Working capital facilities and redrawable loans drawn/(repaid)	1.9	(18.5)	(41.8)

	(85.5)	(16.6)	(12.3)
Effect of exchange rate on cash and cash equivalents	9.3	18.9	13.4

(Decrease)/increase in cash and cash equivalents	(76.2)	2.3	1.1

Cash Flows: 2004

Operating Activities

        The cash inflow from operations was $74.4 million. Net losses of $4.3 million included net non-cash items of $70.9 million including depreciation of $124.0 million partly offset by undistributed earnings of affiliates of $44.1 million. The undistributed earnings of affiliates related mainly to the investments in GE SeaCo ($32.8 million) and OEH ($10.5 million). Dividends of $1.4 million were received from OEH but no dividends were paid to SCL by GE SeaCo.

        There was a favorable movement of $7.8 million in working capital including decreases in receivables of $43.1 million and inventories of $7.3 million. The decrease in receivables mainly reflected a reduction from container operations of $19.4 million, including proceeds from deferred sales of $11.9 million, rail operations of $14.6 million, including early receipt of VAT of $7.1 million, and Silja operations of $5.3 million.

        There was a reduction in payables of $42.6 million. This included reductions of $17.3 million from rail operations, including SRA and Network Rail settlements and tax payments, $5.8 million from Silja operations, $9.1 million from other ferry operations, and $5.1 million from container operations.

Investing Activities

        In 2004, SCL made capital expenditures totalling approximately $86.5 million. Silja operations incurred capital expenditure of $41.5 million which included the refurbishment of Finnjet for $19.0 million. Other ferry operations spent $5.4 million, mainly on overhauls of vessels. Rail operations incurred $21.2 million which included $10.7 million on station improvements as committed in the GNER franchise agreement. Container operations spent $13.4 million, principally on new container units. Other capital incurred of $5.0 million included $3.0 million of central systems equipment and $1.0 million on development and expansion of the grape farm.

        The investment expenditure of $7.3 million related to the acquisition of container depot, service and logistics operations from the Owens Group.

        Proceeds from the sale of fixed assets and other assets of $30.4 million included $18.3 million from the sale of Folkestone port and $9.5 million from the disposal of containers.

Financing Activities

        In January 2004, the Company completed the registered public offering of 2,000,000 newly-issued class A common shares, selling 576,200 shares for net proceeds of $10.8 million. During the year, a second registered public offering of 2,220,00 newly-issued class A common shares was completed for net proceeds of $34.6 million. A third offering was registered for 2,400,000 million class A common shares in December 2004 and was completed in January and February 2005 for net proceeds of $41.0 million.

        Proceeds from bank borrowings in 2004 amounted to approximately $39.1 million, of which $5.3 million was drawn under loans secured by containers and related factory and depot assets, $19.8 million was drawn under loans secured by ferry-related assets, $7.1 million was drawn under loans secured by rail assets, and $6.9 million was drawn under loans mainly secured by other assets and investments.

        In May 2004, the Company issued $103.0 million principal amount of new 10 1/2% senior notes due 2012 but these were sold at a discounted price of $100.3 million to yield 11% per annum. The Company used the proceeds in June 2004 to redeem all of the outstanding $79.7 million principal amount of 12 1/2% senior subordinated debentures that were due to mature on December 1, 2004.

        In December 2003, SCL established a revolving credit loan facility with a syndicate of banks in the amount of $100.0 million, of which $32.0 million was drawn at year end. In November 2004, the facility was increased to $120.0 million. At December 31, 2004 $20.0 million was drawn on this facility.

Cash Flows: 2003

Operating Activities

        Cash flow from operations was $105.4 million and included net earnings of $112.5 million which, after adjustments to reconcile net earnings to cash provided by operations, translated into a cash inflow of $125.3 million. Included in net earnings were gains on sale of assets and non-recurring charges of $59.0 million and undistributed earnings of affiliates of $33.2 million which related mainly to the earnings of investments in GE SeaCo ($22.1 million) and OEH ($10.9 million). No dividends were received from GE SeaCo or OEH in 2003.

        Offsetting the inflow from operations was a $19.9 million working capital outflow including a reduction in payables of $17.2 million. The payables decrease reflected mainly reductions in ferry and other operations liabilities offset by increases on rail operations.

Investing Activities

        In 2003, SCL made capital expenditures totalling $37.6 million. This included $13.0m on container operations, $10.0 million on Silja operations, $7.0 million on other ferry operations, $3.0 million on rail operations and $4.6 million on other operations.

        Proceeds from the sale of fixed assets and other of $228.6 million included $203.4 million from the sale of Steam Packet, $8.6 million from the sale of Newhaven land and $9.8 million from the disposal of containers.

Financing Activities

        In December 2003, SCL sold 1,423,800 newly-issued class A common shares in a registered public offering raising net proceeds of approximately $24.7 million. This offering was completed in January 2004.

        Proceeds from bank borrowings in 2003 amounted to approximately $52.7 million, of which $3.6 million was drawn under loans secured by containers and related factory and depot assets, $14.1 million was drawn under loans secured by ferry-related assets, $2.5 million was drawn under loans secured by rail assets, and $32.5 million was drawn under loans mainly secured by other assets and investments.

        In 2003, the Company made an exchange offer of 13% senior notes due 2006 for its outstanding $158.8 million principal amount of 9 1/2% and 10 1/2% senior notes that matured on July 1, 2003, and a separate exchange offer of 12 1/2% senior notes due 2009 for its outstanding $98.9 million principal amount of 12 1/2% senior subordinated debentures due 2004. The offer of 13% senior notes expired in late June, and the Company accepted for exchange $22.5 million of 9 1/2% and 10 1/2% senior notes into an equal principal amount of new 13% senior notes. The offer of 12 1/2% senior notes expired in late July, and the Company accepted for exchange $19.2 million of 12 1/2% debentures into an equal principal amount of new 12 1/2% senior notes. The balance of the 9 1/2% and 10 1/2% senior notes were repaid on July 1, 2003.

        Later in July 2003, SCL completed the sale of Steam Packet. Part of the sale proceeds was used to repay $101.5 million of outstanding debt of Steam Packet.

        In November 2003, SCL refinanced the main loan facility of its Silja subsidiary as well as SCL borrowings used to fund in part its Silja investments since 1999. Silja entered into a $430.0 million term loan and revolving credit facility with a syndicate of banks, and the Company entered into a related $68.0 million loan facility with the same syndicate. The primary security for both facilities are mortgages on certain of Silja's ships with the Company loan subordinated to the Silja loan.

Cash Flows: 2002

Operating Activities

        Cash flow from operations was $193.7 million and included net earnings of $43.0 million which, after adjustments to reconcile net earnings to cash provided by operations, translated into a cash inflow of $149.3 million. Included in net earnings were undistributed earnings of affiliates of $18.6 million which related mainly to the investments in GE SeaCo ($15.4 million) and OEH ($2.2 million). No dividends were received from GE SeaCo or OEH in 2002.

        In addition to the inflow from operations, there was a $44.4 million working capital inflow including an increase in payables of $8.6 million and decreases in receivables of $35.3 million and inventories of $0.5 million. The payables increase reflected mainly increases on rail operations of $18.2 million and container operations of $10.3 million offset by reductions on ferry and other operations together with the effect of deconsolidating OEH in the fourth quarter of 2002. The receivables decrease mainly reflected reductions on property operations of $20.9 million and other ferry operations of $18.5 million offset by increased container receivables of $10.0 million.

Investing Activities

        In 2002, SCL made capital expenditures totalling approximately $123.7 million. This included $32.0 million for a Silja vessel and $45.0 million for OEH (which was consolidated at that time). Additionally there was capital expenditure of $16.0 million in container operations, $22.0 million on other ferry operations, $5.0 million in rail operations and $3.7 million in other operations.

        Proceeds from the sale of fixed assets and other of $8.8 million included $4.6 million from the sale of containers, $1.7 million from the sale of property and $2.5 million from the sale of other assets.

Financing Activities

        Proceeds from bank borrowings in 2002 amounted to approximately $202.2 million, of which $112.5 million was drawn under loans secured by ferry-related assets, $2.2 million was drawn under loans secured by rail assets, and $87.5 million was drawn under loans mainly secured by other assets and investments, mainly by OEH.

        In 2002, SCL sold in an SEC-registered public offering a total of 4,921,500 SCL-owned shares of OEH realizing net proceeds of $68.7 million. This included the sale on November 14, 2002 of 3,100,000 OEH shares that reduced SCL's holding to under 50%, resulting in the deconsolidation of OEH.

II-B) Contractual Obligations Summary

        The following table provides a summary of the Company's contractual obligations as of December 31, 2004.

	Payments due by period
Contractual Obligations
	2005	2006-07	2008-09	Thereafter	Total
	$m	$m	$m	$m	$m
Credit facilities(1)	0.3	—	—	—	0.3
Long-term debt(1)	165.8	385.3	222.0	351.0	1,124.1
Capital leases	5.7	5.6	—	—	11.3
Senior notes(1)	—	137.1	168.9	100.5	406.5
Redeemable preferred shares	15.0	—	—	—	15.0
Interest payments(2)	77.1	114.8	59.1	34.3	285.3
Operating leases(3)	129.9	19.1	16.8	67.0	232.8
Rail franchise commitments(4)	37.1	—	—	—	37.1
Purchase commitments(5)	16.4	—	—	—	16.4

	447.3	661.9	466.8	552.8	2,128.8

Notes to table:

(1)
These amounts represent the principal repayments of SCL's debt and are included in the consolidated balance sheets. See Notes 10, 11 and 12 to the Financial Statements.

(2)
Interest payments are estimated based on the scheduled debt repayments shown above and using the interest rates as at December 31, 2004.

(3)
Operating lease payments include a total of $119.7 million in 2005 relating to GNER rental payments in respect of rolling stock and access charges for railway infrastructure. These commitments represent payments under the existing franchise which expires in April 2005. Commitments for the new franchise which starts on May 1, 2005 are still under negotiation but rental payments and access charges are expected to be on similar terms to the current franchise.

(4)
This amount represents payments to be made by GNER under its existing franchise agreement with the SRA which expires in April 2005.

(5)
Purchase commitments include $10.4 million as an approximation of SCL's contributions to its defined benefit pension plans in 2005.

II-C) Off-Balance Sheet Arrangements

        SCL has no material off-balance sheet arrangements at December 31, 2004 other than those involving its equity investees reported in Notes 6 and 23 to the Financial Statements, and commitments and contingencies and derivative financial instruments reported in Notes 19 and 20.

II-D) Certain Financial Requirements

        SCL is party to material credit/financing agreements described in Notes 11 and 12 to the Financial Statements which impose certain financial requirements.

        At December 31, 2004, the Company and its subsidiaries were in compliance with their credit/financing agreements described below, as well as less significant ones to which they are party. Although management believes that SCL's current operating plans will not be restricted by the various financial covenants described below, changes in economic or business conditions, results of operations or other factors may in the future result in circumstances in which the covenants restrict SCL's plans or business operations.

i) $85 million revolving credit facility

        This facility provided by a syndicate of banks is secured by container equipment and imposes financial covenants on SCL, including (i) a requirement not to exceed a specified leverage ratio, (ii) requirements to maintain a minimum debt service coverage ratio and a minimum interest coverage ratio, and (iii) limitations on the payment of dividends, redemption of capital stock or subordinated indebtedness, and investments in third parties. The facility amortizes in line with the depreciation of the secured containers and is otherwise repayable on final maturity in October 2007.

ii) $19.2 million principal amount of 12 1/2% senior notes due 2009

        These notes are unsecured and contain covenants restricting (i) the incurrence by SCL of indebtedness unless SCL meets a minimum cash flow coverage ratio, as defined, (ii) the payment of dividends, redemption of capital stock or subordinated indebtedness, and investments in third parties, (iii) transactions between SCL and its affiliates unless they are on arm's-length terms, (iv) limitations on the ability of certain material subsidiaries of the Company to restrict payments to the Company, (v) the disposition of proceeds of asset sales by SCL, (vi) any lines of business that are not similar or related to SCL's existing businesses, and (vii) the ability of SCL to amalgamate, consolidate or merge with or into another entity or to dispose of its assets substantially as an entirety. If SCL fails to maintain a specified amount of consolidated tangible net worth, or if a change of control of SCL occurs, the Company is obligated to make an offer to purchase 10% of the notes at par in the case of the net worth test and 100% of the notes at 101% of the principal amount in the case of a change of control.

iii) $22.5 million principal amount 13% senior notes due 2006, $115.0 million principal amount of 10 3/4% senior notes due 2006, $149.8 million principal amount of 7 7/8% senior notes due 2008, and $103.0 million principal amount of 10 1/2% senior notes due 2012

        These notes are unsecured and contain substantially the same restrictive covenants as those in the 12 1/2% notes described above, and additionally contain covenants restricting (i) incurrence by SCL of liens on its assets or property unless the notes are secured equally, subject to certain exceptions, and (ii) sale and leaseback transactions by SCL, subject also to certain exceptions. The 10 1/2% notes also specifically limit the disposition of proceeds of OEH shares by SCL.

iv) $168.4 million container securitization facility

        Under this facility, a bankruptcy-remote SCL subsidiary formed to facilitate asset securitization of containers, issued a senior note and the Company issued an effectively subordinated note. The senior note is non-recourse to the Company and its other subsidiaries and is amortizing using the subsidiary's net cash flow. Upon a change of control of the Company, the senior note would come due. The subordinated note began its five-year amortization period in October 2001. The subordinated note requires that SCL (i) not exceed a specified leverage ratio and (ii) maintain a minimum interest coverage ratio. The overall interest rate of the facility is approximately 1.10% to 1.31% over LIBOR. A significant proportion of the interest cost of the securitized facility has been hedged at a rate of 5.45%. The debt is included in SCL's consolidated balance sheet at December 31, 2004, and no further amount can be borrowed.

v) $430.0 million term loan and revolving credit facility agreement of Silja and a related $68.0 million loan facility of the Company

        The non-revolving credit portion of the Silja loan is repayable in installments with interest on both portions at EURIBOR plus 1.625% and a final maturity in October 2010. The Company loan is also repayable in installments with interest at EURIBOR plus 2.125% maturing in October 2008. The Silja loan requires Silja on a consolidated basis with its subsidiaries (i) to maintain a minimum net book value and minimum debt service coverage ratio (both as defined) and (ii) to maintain minimum seasonal liquidity levels. The Company loan requires SCL (i) to maintain a minimum consolidated tangible net worth (as defined), (ii) not to exceed a specified leverage ratio and (ii) to meet certain cash maintenance requirements. Both facilities are provided by the same syndicate of banks and are largely secured by Silja ships.

vi) $120.0 million revolving credit facility

        This facility, provided by a bank syndicate and principally secured by the pledge of a portion of the Company's shares in OEH, is available for general corporate purposes and carries an interest rate of 2.5% above LIBOR. The final maturity of any amounts borrowed is July 2007, and $20.0 million was outstanding at December 31, 2004. The facility has covenants which require SCL (i) to maintain a minimum consolidated tangible net worth (as defined), (ii) not to exceed a specified leverage ratio and (iii) to meet certain cash maintenance requirements.

II-E) Leverage; Foreign Currency Fluctuations

        At December 31, 2004, SCL's consolidated long-term indebtedness was $1,531 million (2003—$1,596 million), its consolidated shareholders' equity totalled $773.8 million (2003—$712.1 million) and it had redeemable preferred shares amounting to $15 million (2003—$15 million). The terms of SCL's indebtedness described above permit SCL to incur substantial additional indebtedness from time to time. The degree to which SCL is leveraged may affect its ability to obtain additional financing in the future for working capital, capital expenditures, product and service development and general corporate purposes, to utilize cash flow from operations for purposes other than debt service, and to overcome seasonal or cyclical variations in its business. The ability of SCL to satisfy its obligations and to reduce its debt is dependent upon the future performance of SCL, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of SCL.

        The acquisition by SCL of new assets, both for growth as well as for replacement, is capital intensive. The availability of new capital to finance these expenditures depends on prevailing market conditions and the acceptability of financing terms offered to SCL. Management believes that capital expected to be available to SCL under various lines of credit, financing agreements, equity offerings and other sources, and from dispositions of existing assets and properties, as well as cash generated from operations, should be sufficient to meet SCL's capital requirements in 2005 and for the foreseeable future. No assurance, however, can be given that financing will continue to be available, or available on acceptable terms.

        Approximately 73% of SCL's consolidated long-term indebtedness at December 31, 2004 (2003 - 72%) accrued interest at rates that fluctuate with prevailing interest rates and, accordingly, increases in such rates may increase SCL's interest payment obligations. At December 31, 2004, SCL had two interest rate swaps in place with financial institutions in order to manage its floating interest rate exposure, thereby reducing the proportion of fluctuating interest rate indebtedness to 63%. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

        Substantial portions of SCL's revenues and expenses are denominated in foreign currencies, especially sterling and euro. A large part of SCL's rail and ferry businesses operates in and around Great Britain and certain corporate costs and SG&A expenses of SCL relate to its London offices. Fluctuations in the values of these currencies in U.S. dollar terms may affect SCL's financial condition and results of operations. The impact of these fluctuations is mitigated to the extent that SCL has both revenue and expenses denominated in the same currencies. If revenue and expense items become imbalanced, SCL may enter into forward foreign exchange contracts from time to time in order to hedge the imbalance. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Note 20 to the Financial Statements.

III)  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Carrying values of long-lived assets and goodwill

        Management evaluates the recoverability of long-lived assets, including containers, ships, property and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants. If the value of the asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", indefinite-lived intangible assets and goodwill must be evaluated at least annually for impairment. Goodwill impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. As of December 31, 2004 and 2003, SCL determined the carrying value of all its operating goodwill and its indefinite-lived intangible asset had not been impaired. To determine fair value, SCL relied on valuation models utilizing discounted cash flows.

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

Pensions

        SCL employees participate in a number of defined benefit pension plans. SCL's pension plans are accounted for using actuarial valuations required by SFAS No. 87, "Employers' Accounting for Pensions". Management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trends and rates, salary growth, long-term return on plan assets and mortality rates.

        Management believes that a 6.8% long-term return on plan assets in 2004 is reasonable despite the recent market volatility in which SCL's plan assets had investment returns of approximately 8% for the year ended December 31, 2004 and investment returns of approximately 13% for the year ended December 31, 2003. In determining the expected long-term rate of return on assets, management has evaluated input from SCL's actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the respective plans to determine the average rate of earnings expected on the funds invested. The projected returns by these consultants are based on broad equity and bond indices, including fixed interest rate gilts of long-term duration since the plans are predominantly in the U.K. SCL's expected long-term rate of return is based on a planned asset allocation of 57% in equity investments, with an expected long-term rate of return of 8.2%, and 43% in fixed income investments, with an expected long-term rate of return of 4.8%. SCL's actual asset allocation as of December 31, 2004 was in line with planned allocations. Management regularly reviews SCL's actual asset allocation and periodically rebalances investments to targeted allocations when considered appropriate. While the analysis gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Management will continue to evaluate the expected rate of return at least annually, and will adjust as necessary.

        Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on SCL's consolidated financial statements. Lowering the expected long-term rate of return on SCL's pension plans by 0.5% (from 6.8% to 6.3%) would have increased pension expense for 2004 by approximately $0.9 million.

Tax assets

        SCL maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount that would likely be realized based upon SCL's estimates of income. If SCL's future operations differed from those in the estimates, SCL may need to increase or decrease the valuation allowance, which could affect its reported operations.

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

IV)  RECENT ACCOUNTING PRONOUNCEMENTS

        SCL's adoption of recent accounting pronouncements is described in Note 1(r) to the Financial Statements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        As noted under "Leverage; Foreign Currency Fluctuations" in Item 7—Management's Discussion and Analysis above, SCL is exposed to market risk from changes in interest rates and foreign currency exchange rates, as well as fuel price movements. These exposures are monitored and managed by SCL as part of its overall risk management program which recognizes the unpredictability of financial markets and seeks to mitigate potentially material adverse effects on SCL's consolidated earnings and cash flow. As part of this management, SCL enters into interest rate and foreign currency swap contracts, foreign currency forward exchange contracts and fuel price hedge agreements from time to time. See Note 20 to the Financial Statements (Item 8 below). SCL does not use market risk sensitive financial instruments for trading purposes.

        The following discussion includes sensitivity analyses for hypothetical changes in the interest rates, exchange rates or fuel commodity prices that SCL is exposed to. In all cases, the hypothetical change was calculated based on a parallel shift in the forward price curve existing at December 31, 2004. The forward curve takes into account the time value of money and the future expectations regarding the value of the underlying interest rate, currency and commodity.

        The market risk relating to interest rates arises mainly from SCL's financing activities. SCL's earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. Management assesses SCL's market risk based on changes in interest rates utilizing a sensitivity analysis. If interest rates increased by 10%, with all other variables held constant, SCL's annual net finance costs, as reported on its Statements of Consolidated Operations, would have increased by approximately $4.5 million based on its variable rate borrowings and interest rate swap agreements outstanding at December 31, 2004 (2003—$4.3 million). Changes in interest rates also impact the fair value of SCL's fixed rate debt. If interest rates increased by 10%, with all other variables held constant, the fair value of SCL's fixed rate debt would have decreased by approximately $2.1 million based on amounts outstanding at December 31, 2004 (2003—$2.0 million).

        The market risk relating to foreign currencies arises from buying, selling and financing in currencies other than the U.S. dollar, principally U.K. sterling and euros. Management anticipates this foreign currency exchange rate risk will remain a market exposure for the foreseeable future. Certain non-U.S. subsidiaries of the Company borrow in local foreign currencies, and SCL may enter into forward exchange contracts relating to purchases denominated in foreign currencies in order to manage and mitigate exchange rate risk. SCL had no currency swap agreement in place at December 31, 2004. Management uses a sensitivity analysis to assess the changes in the values of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against SCL's currency exposure at December 31, 2004. As a result of this analysis, management determined that the impact on monetary assets and liabilities of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would amount to approximately $77 million.

        SCL is also exposed to fluctuations in fuel prices, as an increase in the price of fuel would result in lower earnings and increased cash outflows. Management enters into fuel swap contracts from time to time to procure a portion of SCL's fuel requirements and to hedge its exposure to volatility in fuel market prices. Management uses a sensitivity analysis to assess the changes in fuel prices. The primary assumption used in this model is a hypothetical 10% increase in the price of fuel at December 31, 2004. As a result of this analysis, management determined that the impact on operations and cash flows of a hypothetical 10% increase in fuel prices would not be material to the operations and cash flows of SCL.

ITEM 8.    Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Sea Containers Ltd.
Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Sea Containers Ltd. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sea Containers Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and our report dated March 30, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 30, 2005

Report Of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Sea Containers Ltd.
Hamilton, Bermuda

        We have audited management's assessment, in the accompanying Report on Internal Control over Financial Reporting that Sea Containers Ltd. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: The Company had insufficient personnel resources and technical accounting experience within the accounting function to resolve and report in a timely manner non-routine or complex accounting matters in accordance with accounting principles generally accepted in the United States of America. As a result, procedures and documentation to review and analyze elements of the financial statement closing process and to prepare the consolidated financial statements had not reduced to a less than remote likelihood that a material misstatement in those financial statements would not be prevented or detected within a timely period in the normal course of the financial statement closing process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company, and this report does not affect our report on such consolidated financial statements and financial statement schedule.

        In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We do not express an opinion or any other form of assurance on management's statement regarding corrective action that management has begun related to this weakness as discussed in the fifth paragraph of management's Report on Internal Control over Financial Reporting.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 30, 2005

        [Management's Report on Internal Control over Financial Reporting appears in Item 9A—Controls and Procedures in this Form 10-K report (page 92).]

Sea Containers Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2004	2003
	$000	$000
Assets
Cash and cash equivalents	129,079	205,313
Restricted cash	17,056	14,656
Accounts receivable, net of allowances of 4,942 and 9,790	117,531	129,669
Due from related parties	38,030	36,576
Prepaid expenses and other	27,604	42,930
Inventories	43,001	45,991
Current portion of equipment sale receivables, net	8,448	11,730

Total current assets	380,749	486,865
Long-term equipment sale receivables, net	7,641	15,397
Advances on asset purchase contracts	13,586	6,539
Property plant and equipment, net of accumulated depreciation of 793,153 and 748,736	1,815,527	1,796,496
Investments	397,755	356,024
Goodwill	18,725	12,054
Other intangible assets, net	57,351	64,347
Other assets	44,766	28,119

Total assets	2,736,100	2,765,841

Liabilities and Shareholders' Equity
Credit facilities	305	2,235
Accounts payable	145,733	125,799
Accrued liabilities	254,533	297,130
Deferred revenue	14,545	10,799
Current portion of long-term debt and capital leases	165,825	282,808

Total current liabilities	580,941	718,771
Long-term debt and obligations under capital leases	958,237	928,097
Senior notes	406,513	305,806
Senior subordinated debentures	—	79,571

Total liabilities	1,945,691	2,032,245

Minority interest	1,646	1,783

Preferred shares $.01 par value (15,000,000 shares authorized): Issued—150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000

Shareholders' equity:
Class A common shares $.01 par value (60,000,000 shares authorized): Issued—23,655,054 shares (2003—20,932,548)	236	209
Class B common shares $.01 par value (60,000,000 shares authorized): Issued—14,388,295 shares (2003—14,413,595)	144	144
Paid-in capital	460,433	415,107
Retained earnings	863,983	871,691
Accumulated other comprehensive loss	(159,772)	(179,077)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	773,763	716,813

Commitments and contingencies	—	—

	2,736,100	2,765,841

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Operations

	Year ended December 31,
	2004	2003	2002
	$000	$000	$000
Revenue:
Passenger transport	1,592,859	1,509,820	1,272,360
Container operations	125,646	110,611	107,448
Leisure operations	—	—	209,016
Other operations	24,212	25,668	21,623

Total revenue	1,742,717	1,646,099	1,610,447

Expenses:
Depreciation and amortization:
Passenger transport	77,829	64,920	44,580
Container operations	44,790	47,364	53,561
Leisure operations	—	—	14,355
Other operations	1,403	1,187	1,214

Total depreciation and amortization	124,022	113,471	113,710

Operating:
Passenger transport	1,273,453	1,137,660	960,266
Container operations	65,417	50,063	48,349
Leisure operations	—	—	100,263
Other operations	11,926	11,790	9,127

Total operating	1,350,796	1,199,513	1,118,005

Selling, general and administrative:
Passenger transport	211,654	193,319	146,480
Container operations	2,813	(506)	(2,432)
Leisure operations	—	—	55,371
Other operations	31,438	26,926	24,751

Total selling, general and administrative	245,905	219,739	224,170

Non-recurring charges	—	46,000	—

Total expenses	1,720,723	1,578,723	1,455,885

Earnings from investment in GE SeaCo	32,803	22,093	15,434
Gains on asset sales	6,288	105,000	2,883

Earnings from operations before net finance costs	61,085	194,469	172,879
Interest expense, net of capitalized interest	(84,383)	(95,319)	(124,993)
Interest and related income	3,441	10,026	10,323

Net finance costs	(80,942)	(85,293)	(114,670)

(Losses)/earnings from operations before minority interest and income taxes	(19,857)	109,176	58,209
Minority interest	—	—	(10,958)

(Losses)/earnings from operations before income taxes	(19,857)	109,176	47,251
Benefit from/(provision for) income taxes	2,622	(8,224)	(5,860)

(Losses)/earnings from operations before earnings from investment in Orient-Express Hotels Ltd. and other equity investments	(17,235)	100,952	41,391
Earnings from investment in Orient-Express Hotels Ltd., net of tax	11,867	10,887	2,248
Earnings/(losses) from other equity investments, net of tax	1,088	619	(623)

Net (losses)/earnings	(4,280)	112,458	43,016
Preferred share dividends	(1,088)	(1,088)	(1,088)

Net (losses)/earnings on class A and class B common shares	(5,368)	111,370	41,928

(Losses)/earnings per class A common share:	$	$	$
Basic	(0.23)	5.32	2.10

Diluted	(0.23)	5.25	2.10

(Losses)/earnings per class B common share:
Basic	(0.23)	4.79	1.90

Diluted	(0.23)	4.72	1.90

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Year ended December 31,
	2004	2003	2002
	$000	$000	$000
Cash flows from operating activities:
Net (losses)/earnings	(4,280)	112,458	43,016

Adjustments to reconcile net (losses)/earnings to net cash provided by operating activities:
Depreciation and amortization	124,022	113,471	113,710
(Gain)/loss on sale of assets	(5,820)	(101,391)	139
Undistributed (earnings)/losses of affiliates	(44,060)	(33,241)	(18,612)
Non-cash items	(3,258)	3,044	11,062
Non-recurring charges relating to asset writedowns	—	31,000	—
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Decrease in receivables	43,055	3,171	35,292
Decrease/(increase) in inventories	7,341	(5,910)	487
(Decrease)/increase in accounts payable, accrued liabilities and other liabilities	(42,610)	(17,178)	8,638

Total adjustments	78,670	(7,034)	150,716

Net cash provided by operating activities	74,390	105,424	193,732

Cash flows from investing activities:
Capital expenditures	(86,523)	(37,625)	(123,718)
Acquisitions and investments, net of cash acquired	(7,311)	—	(85,503)
Net proceeds on sale of fixed assets and other	30,430	228,562	8,834

Net cash (used in)/provided by investing activities	(63,404)	190,937	(200,387)

Cash flows from financing activities:
Issuance of common shares	45,353	24,655	127
Issuance of long-term debt, net	39,052	52,701	202,201
Issuance of senior notes, net	96,147	—	—
Sale of OEH shares by SCL	—	—	68,650
Cash reduction from deconsolidation of OEH	—	—	(56,355)
Principal payments under long-term debt	(190 759)	(123,670)	(163,345)
Payment of loans upon disposal of assets	(5,044)	(109,698)	—
Purchase and retirement of notes and debentures	(79,729)	(136,323)	(9,700)
Payment of preferred share dividends	(1,088)	(1,088)	(1,088)
Payment of common share dividends	(2,340)	(1,043)	(4,326)
Net borrowings/(repayments) under credit facilities and revolving credit facilities	1,899	(18,542)	(41,824)

Net cash used in financing activities	(96,509)	(313,008)	(5,660)

Effect of exchange rate changes on cash and cash equivalents	9,289	18,938	13,401

Net (decrease)/increase in cash and cash equivalents	(76,234)	2,291	1,086
Cash and cash equivalents at beginning of year	205,313	203,022	201,936

Cash and cash equivalents at end of year	129,079	205,313	203,022

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held by a Subsidiary	Total Comprehensive Income(Loss)
	$000	$000	$000	$000	$000	$000	$000
Balance, January 1, 2002	169	145	351,637	723,762	(206,547)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	79	—	—	—
Issuance of common shares under employee stock option plan	—	—	48	—	—	—
Issuance of class A common shares to acquire a subsidiary	25	—	37,929	—	—	—
Conversion of class B common shares	1	(1)	—	—	—	—
Dividends on common and preferred shares	—	—	—	(5,414)	—	—
Comprehensive income:
Net earnings	—	—	—	43,016	—	—	43,016
Other comprehensive income/(loss) for the year	—	—	—	—	18,244	—	18,244

							61,260

Balance, December 31, 2002	195	144	389,693	761,364	(188,303)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	18	—	—	—
Issuance of common shares under employee stock option plan	—	—	9	—	—	—
Issuance of class A common shares in public offering, net of issuance costs	14	—	24,614	—	—	—
Dividends on common and preferred shares	—	—	—	(2,131)	—	—
Gain on sale of OEH common shares by OEH, net of costs	—	—	773	—	—	—
Comprehensive income:
Net earnings	—	—	—	112,458	—	—	112,458
Other comprehensive income/(loss) for the year	—	—	—	—	9,226	—	9,226

							121,684

Balance, December 31, 2003	209	144	415,107	871,691	(179,077)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	21	—	—	—
Issuance of common shares under employee stock option plan	—	—	214	—	—	—
Issuance of class A common shares in public offering, net of issuance costs	27	—	45,091	—	—	—
Dividends on common and preferred shares	—	—	—	(3,428)	—	—
Comprehensive income:
Net losses	—	—	—	(4,280)	—	—	(4,280)
Other comprehensive income/(loss) for the year	—	—	—	—	19,305	—	19,305

							15,025

Balance, December 31, 2004	236	144	460,433	863,983	(159,772)	(391,261)

Sea Containers Ltd. And Subsidiaries

Notes to Consolidated Financial Statements

1.     Business activities and summary of significant accounting policies

        SCL is engaged in four main businesses. The first is ferry operations mainly involving passenger and vehicle ferry services in the Baltic Sea and English Channel. The second is passenger rail services in Britain between London and Scotland. The third is the leasing of cargo containers, principally through SCL's unconsolidated 50%/50% GE SeaCo SRL joint venture with General Electric Capital Corporation, to a diversified customer base of liner ship operators and others throughout the world, and the manufacture and repair of container equipment. The fourth business is ownership of and/or investment in hotels, restaurants, tourist trains and river cruise businesses located throughout the world through Orient-Express Hotels Ltd., an unconsolidated company in which SCL owns a 25% equity interest. In addition, SCL engages in property development, perishable commodity production and sales, and publishing.

(a)    Principles of consolidation

        For purposes of these Notes, the "Company" refers to Sea Containers Ltd., and "SCL" refers to Sea Containers Ltd. and its subsidiaries. "OEH" refers to Orient-Express Hotels Ltd., an equity investment of the Company engaged in the hotel and leisure business (see Notes 2 and 6). "GE SeaCo" refers to GE SeaCo SRL, a container leasing joint venture company between the Company and General Electric Capital Corporation accounted for under the equity method (see Note 6). "GNER" refers to Great North Eastern Railway Ltd., a wholly-owned subsidiary of the Company and operator of SCL's passenger rail franchise in Great Britain. "Silja" refers to Silja Oy Ab, a wholly-owned subsidiary of the Company based in Finland engaged in ferry operations in the Baltic Sea (see Note 5).

        The consolidated financial statements include the accounts of Sea Containers Ltd. and all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Unconsolidated companies that are 20% to 50% owned are accounted for on an equity basis as these companies are not controlled by the Company.

        Certain items in 2003 and 2002 have been reclassified to conform with the current year's presentation.

        "FASB" means Financial Accounting Standards Board and "APB" means Accounting Principles Board, the FASB's predecessor. "SFAS" means Statement of Financial Accounting Standards of the FASB. "FIN" means an accounting interpretation of the FASB. "EITF" means Emerging Issues Task Force, of the FASB.

(b)    Cash and cash equivalents

        Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

        There are restricted deposits at GNER and in other subsidiaries of approximately $17,056,000 (2003—$14,656,000) that have been classified as restricted cash on the balance sheets.

(c)    Property, plant and equipment, net

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

(e)    Intangible assets and goodwill

        Intangible assets classified as goodwill and trademark with indefinite lives are not amortized. Intangible assets with finite lives, primarily rail operations franchise rights, are amortized using the straight-line method over their estimated useful lives. See Note 9.

(f)    Revenue recognition

        Significantly all of SCL's revenue is attributable to passenger transport services provided in the rail and ferry operations. Revenues are recognized when the transportation is provided rather than when a ticket is sold. Amounts paid by a customer prior to transportation are recorded on the balance sheet as deferred revenue. Retail sales and other customer services provided during transit are recognized at point of sale. SCL's container assets are revenue-earning under operating leases and, accordingly, the financial statements reflect such operating lease rentals as revenue. Revenues from container management contracts are recognized as earned pursuant to terms in the related contract.

(g)    Inventories

        Inventories include ship and container related items, food and beverages, and certain retail goods. Inventories are valued at the lower of cost or market value under the first-in, first-out method.

(h)    Earnings/(losses) per share

        The Company follows the provisions of SFAS No. 128, "Earnings Per Share", which requires companies with complex capital structures, common stock equivalents, or two classes of participating securities to present both basic and diluted earnings per share on the face of the statement of operations. Diluted earnings per share is calculated using the "if converted" and "treasury stock" methods for common stock equivalents. Basic and diluted earnings per share for the years ended December 31, 2003 and 2002, are allocated to each class of common shares according to dividends declared and participating rights on undistributed earnings in accordance with the two class method.

        Options to purchase 9,414 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2004, because to do so would have been anti-dilutive for the period presented. In addition, for the years ended December 31, 2004 and 2002, 478,622 class B common shares issuable on conversion of convertible preferred shares were excluded from the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

        The number of shares used in computing basic and diluted earnings per class A and per class B common share at year end was as follows:

	December 31,
	2004	2003	2002
	000	000	000
Class A shares:
Basic	22,082	19,564	18,633
Effect of dilution	—	77	23

Diluted	22,082	19,641	18,656

Class B shares:
Basic	1,511	1,517	1,566
Effect of dilution	—	479	—

Diluted	1,511	1,996	1,566

(i)    Interest expense, net

        SCL capitalizes interest during the construction of assets. Interest expense is net of capitalized interest of $nil in 2004 (2003—$nil, 2002—$1,168,000).

(j)    Marketing costs

        Marketing costs are expensed as incurred and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $83,130,000 in 2004 (2003—$74,454,000, 2002—$56,906,000).

(k)    Interest and related income

        Interest and related income in 2004 includes foreign exchange gains of $1,497,000 (2003—$8,099,000, 2002—$7,236,000). Also included is interest on receivables related to container leases of $1,944,000 (2003—$1,927,000, 2002—$1,977,000). In addition, interest and related income in 2002 included a gain of $1,000,000 on redemption of Silja convertible bonds.

(l)    Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(m)    Income taxes

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

(n)    Concentration of credit risk

        Concentration of credit risk with respect to trade receivables is limited to container operations. The Company does not believe there to be a concentration of credit risk because of the large number of customers comprising SCL's customer base and their dispersion across different businesses and geographic areas. Management routinely assesses the financial strength of SCL's container customers as part of its credit risk analysis.

(o)    Stock-based compensation

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

        If compensation cost for the Company's stock-based compensation had been determined based on fair values as of the date of grant, SCL's net earnings and earnings per share would have been reported as follows:

		Year ended December 31,
		2004	2003	2002
		$000	$000	$000
Net (losses)/earnings on class A and class B common shares:
As reported		(5,368)	111,370	41,928
Add:	Stock-based compensation expense included in reported net (losses)/earnings, net of related tax effects	—	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method, net of related tax	(477)	(323)	(368)

Pro forma		(5,845)	111,047	41,560

Basic and diluted (losses)/earnings per share:
As reported:		$	$	$
	Class A:
	Basic	(0.23)	5.32	2.10

	Diluted	(0.23)	5.25	2.10

	Class B:
	Basic	(0.21)	4.79	1.90

	Diluted	(0.21)	4.72	1.90

Pro forma:
	Class A:
	Basic	(0.22)	5.28	2.08

	Diluted	(0.22)	5.23	2.08

	Class B:
	Basic	(0.20)	4.75	1.89

	Diluted	(0.20)	4.71	1.89

        The pro forma figures in the preceding table may not be representative of amounts in future years.

(p)    Impairment of long-lived assets and goodwill

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its long-lived assets and finite- lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment would be recognized when expected future undiscounted operating cash flows are lower than the carrying value. In the event that an impairment occurs, the fair value of the related asset is estimated, and SCL records a charge to earnings calculated as the excess of the asset's carrying value over the estimated fair value.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", indefinite-lived intangible assets and goodwill must be evaluated annually for impairment. The impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

(q)    Derivative financial instruments

        If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in operating expense in the consolidated statement of operations. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss in shareholders' equity and are recognized in interest expense in the statement of consolidated operations when the hedged item affects earnings. The ineffective portion of a hedging derivative's change in the fair value will be immediately recognized in either operating or interest expense as appropriate in the consolidated statement of operations. If the derivative is not designated as a hedge for accounting purposes, the change in its fair value is recorded in either operating or interest expense as appropriate in the consolidated statement of operations.

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

(r)    Recent accounting pronouncements

        In December 2004, the FASB issued SFAS No 123R, "Share-Based Payment", requiring employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

2.     Sales of OEH shares

        In November and December 2003, OEH sold 3,450,000 newly-issued OEH class A common shares in a public offering at $16.00 per share, thereby reducing the Company's economic interest in OEH to approximately 42%. As a result, SCL recognized a gain in 2003 of $773,000, which was recorded directly to shareholders' equity in respect of the offering in accordance with the provisions of SEC Staff Accounting Bulletin No. 51.

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

3.     Sale of assets

        Included in gains on sale of assets in 2004 is a gain of $5,659,000 arising from the sale of property in the port of Folkestone, England in August. The sale price was approximately $20,000,000 paid in cash.

        The gain on sale of assets in 2003 included $5,000,000 from the sale of property in the port of Newhaven, England in September. The sale price was approximately $14,000,000 paid in cash.

        In July 2003, the Company completed the sale of its indirect wholly-owned subsidiary Sea Containers Isle of Man Ltd., which was the holding company of SCL's Isle of Man Steam Packet ferry business in the Irish Sea (collectively "Steam Packet"). The sale price was approximately $242,000,000, paid in cash, which resulted in a gain on sale of approximately $100,000,000. Under separate contractual agreements, SCL agreed to continue to charter a vessel and provide certain administrative services to Steam Packet.

        During 2002, the Company sold 4,921,500 shares of OEH realizing a gain of $2,883,000 (see Note 2).

4.     Non-recurring charges

        During 2003, as a result of the sale of Steam Packet and SCL's concurrent restructuring of its fast ferry business, an impairment evaluation was performed in accordance with the guidelines of SFAS No. 144. This indicated that the carrying value of certain ship and ship-related assets exceeded the expected future cash flows attributable to these assets, resulting in an impairment. The total impairment charge recognized during the third quarter of 2003 was approximately $15,000,000 determined by taking the excess of the carrying value over the estimated fair value. Fair value was determined using estimated future discounted cash flows and external valuations where applicable.

        In connection with the restructuring of some of SCL's ferry routes, SCL recorded a severance charge for approximately 400 employees of approximately $10,000,000, all of which was paid in 2003.

        Also in 2003, other non-recurring charges of approximately $5,000,000 were incurred including $3,700,000 relating to the Company's exchange offers for a portion of its publicly-traded debt (see Note 12). These costs consisted of legal and other professional fees.

        In addition, during the third quarter of 2003 management implemented a plan to sell certain specifically identified container assets and applied the provisions of SFAS No. 144. This indicated that the carrying value of certain container assets exceeded their realizable value resulting in an impairment. The total impairment charge recognized during 2003 was approximately $16,000,000. Fair value was determined by using estimated future discounted cash flows.

5.     Acquisitions

2004 Acquisition

        In July 2004, SCL acquired container depot and service operations and logistics operations (primarily refrigerated container forwarding) in Australia and New Zealand from the Owens Group for the purpose of expanding SCL's existing container activities in that region. The purchase price was approximately $9,179,000. The price was financed partly with a bank loan.

        This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities using estimated fair values at the date of acquisition and goodwill of $6,353,000 has been recognized on a preliminary basis. Management is in the process of finalizing the allocation of the purchase price. As a result, certain amounts currently classified in goodwill could be reclassified as separately identifiable intangible assets that are finite in nature and subject to amortization. In addition, the preliminary amounts assigned to certain assets and liabilities may be adjusted upon final valuation. Management plans to finalize the allocation during the first half of 2005. The following table shows the allocation of the purchase price:

December 31, 2004
$000
Cash	176
Other current assets	2,497
Property, plant and equipment	1,759
Goodwill	6,353

10,785
Purchase price, including the carrying value of the existing investments	9,179

Liabilities assumed	1,606

        Since the date of acquisition, the results of operations have been included in the consolidated results of SCL. The pro forma impact on results, had this acquisition occurred on January 1, 2004, is not material.

2002 Acquisition

        During 2002, SCL purchased additional shares in Silja at a total price of $37,954,000 paid in newly-issued class A common shares of the Company. Because this purchase raised SCL's shareholding above 66%, it was required under Finnish law to make a redemption offer for the remaining shares in Silja and for Silja's outstanding convertible subordinated bonds. Under SCL's offer, SCL acquired additional Silja shares, bringing its total shareholding to 97.2%, and a portion of the Silja bonds for an aggregate price of $42,654,000 paid in cash. Any shares not tendered in the offer have been compulsorily acquired as permitted by Finnish law.

        Prior to May 2002, SCL had accounted for its initial investment in Silja under the equity method. As a result of these acquisitions, the results of operations have been included in the consolidated financial results of SCL from May 1, 2002.

6.     Investments

        Investments represent equity interests of 20% to 50% in any unconsolidated companies. SCL does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. SCL's principal equity investees are as follows:

GE SeaCo SRL

        GE SeaCo and its subsidiaries are engaged in the container leasing business. The Company and General Electric Capital Corporation each have a 50% interest in GE SeaCo. The retained earnings in GE SeaCo at December 31, 2004 is $155,949,000. See Note 23 regarding transactions between SCL and GE SeaCo.

Orient-Express Hotels Ltd.

        OEH and its subsidiaries are engaged in the hotel and leisure business. Effective November 14, 2002, because the Company's economic interest in OEH dropped below 50% and the Company does not otherwise have control over OEH, the Company began to account for its investment in OEH under the equity method of accounting (see Note 2). The value of SCL's investment based on the quoted market price of OEH shares at December 31, 2004 was $295,268,000 (2003—$236,214,000). The retained earnings in OEH at December 31, 2004 is $277,281,000. See Note 23 regarding transactions between SCL and OEH.

        SCL's interest income related to loans and advances to its equity investees amounted to $nil in 2004 (2003—$nil, 2002—$5,197,000).

        Summarized financial data of the companies for which SCL has equity-method investments for the periods during which the investments were held are as follows:

	December 31,
	2004	2003
	$000	$000
Current assets	285,555	252,339
Property, plant and equipment, net	1,903,775	1,527,154
Other assets	197,246	218,902

Total assets	2,386,576	1,998,395

Current liabilities	506,768	397,067
Long-term debt	1,037,050	877,267
Other liabilities	78,267	24,402
Total shareholders' equity	764,491	699,659

Total liabilities and shareholders' equity	2,386,576	1,998,395

	Year ended December 31,
	2004	2003	2002
	$000	$000	$000
Revenue	509,239	419,683	337,336

Earnings from operations before net finance costs	121,731	90,113	57,796

Net earnings	93,827	67,795	30,879

7.     Property, plant and equipment, net

        The major classes of property, plant and equipment are as follows:

	December 31,
	2004	2003
	$000	$000
Containers	900,992	957,568
Ships	1,413,959	1,322,098
Freehold and leased land and buildings	91,315	103,299
Machinery and equipment	64,567	64,593
Fixtures, fittings and office equipment	137,847	97,674

	2,608,680	2,545,232
Less: accumulated depreciation	(793,153)	(748,736)

	1,815,527	1,796,496

        The major classes of assets under capital leases are as follows:

	December 31,
	2004	2003
	$000	$000
Leased land and buildings	18	18
Machinery and equipment	9,176	8,887
Fixtures, fittings and office equipment	36,798	22,758

	45,992	31,663
Less: accumulated depreciation	(28,011)	(19,169)

	17,981	12,494

        Depreciation expenses for the years ended December 31, 2004, 2003 and 2002 were $105,526,000, $99,618,000 and $102,998,000, respectively.

8.     Equipment sale receivables

        The components of equipment sale receivables are as follows at year end:

	December 31,
	2004	2003
	$000	$000
Gross asset sale receivable	17,582	30,320
Unearned income	(1,493)	(3,193)

Asset sale receivables	16,089	27,127

        Contractual maturities of SCL's gross equipment sale receivables subsequent to December 31, 2004 are as follows:

Year ending December 31,
$000
2005	8,812
2006	5,431
2007	2,372
2008	936
2009	31

17,582

9.     Intangible assets and goodwill

        As of December 31, 2004, SCL determined the carrying values of all its reporting units were less than their respective derived fair values, indicating that there was no impairment of the recorded goodwill.

        As of December 31, 2004, SCL determined the carrying value of its trademark which is not subject to amortization was less than its fair value, indicating that there was no impairment of the recorded trademark.

        Intangible assets and goodwill consist of the following:

	December 31,
	2004	2003
	$000	$000
Intangible assets and goodwill not subject to amortization:
Goodwill	18,725	12,054
Trademark	33,450	36,554

	52,175	48,608

Intangible assets subject to amortization:
Other intangibles at cost	53,644	54,246
Less: accumulated amortization	(29,743)	(26,453)

	23,901	27,793

Total	76,076	76,401

        During 2004, amortization expense was approximately $3,290,000 (2003—$3,473,000, 2002—$3,501,000). Amortization for the succeeding five years is expected to be approximately $3,500,000 annually.

        The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Ferry Segment	Rail Segment	Container Segment	Other Segment	Total
	$000	$000	$000	$000	$000
Balance as of January 1, 2003	22,091	—	5,665	4,111	31,867
Sale of ferry assets	(20,145)	—	—	—	(20,145)
Foreign currency translation	—	—	—	332	332

Balance as of December 31, 2003	1,946	—	5,665	4,443	12,054
Acquisition of subsidiary companies	—	—	6,429	—	6,429
Foreign currency translation	—	—	—	242	242

Balance as of December 31, 2004	1,946	—	12,094	4,685	18,725

10.   Credit facilities

        Credit facilities at year end are comprised of the following, all repayable within one year:

	December 31,
	2004	2003
	$000	$000
Unsecured working capital facilities, with a weighted average interest rate of 4.25% and 6.04%, respectively	305	2,235

        At December 31, 2004, $2,394,000 (2003—$825,000) was undrawn under these facilities. Also, included in long-term debt are additional lines of credit in place but not drawn amounting to $109,000,000 (2003—$60,700,000) under secured revolving credit facilities (see Note 11). The credit facilities are issued by various financial institutions and have various expiration dates.

11.   Long-term debt and obligations under capital leases (other than senior notes and subordinated debentures)

(a)    Long-term debt

        Long-term debt at year end consists of the following:

	December 31,
	2004	2003
	$000	$000
Notes and loans on containers payable over periods of 1 to 8 years, with a weighted average interest rate of 5.30% and 3.39%, respectively	250,735	353,910
Mortgage loans on ships payable over periods of 1 to 13 years, with a weighted average interest rate of 3.69% and 3.40%, respectively	800,150	704,979
Bank loans on real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 5.74% and 5.39%, respectively	61,847	143,756
Obligations under capital leases (see Note 11(b))	11,330	8,260

	1,124,062	1,210,905
Less current portion	165,825	282,808

	958,237	928,097

Notes and loans on containers

        Containers are secured to financial institutions as collateral for debt obligations.

        Included in long-term debt is a facility secured on container equipment. A bankruptcy-remote subsidiary of the Company formed to facilitate asset securitization issued a senior note which is non-recourse to the Company and its other subsidiaries. The senior note began its nine-year amortization schedule in October 2002 and, in January 2004, began early amortization requiring all net cash flow of the subsidiary to be used to pay down principal. In addition, the Company issued an effectively subordinated note which began its five-year amortization period in October 2001. The overall interest rate is approximately 1.10% to 1.31% over LIBOR, and a significant portion of the facility has been hedged at a rate of 5.45%. At December 31, 2004, $168,400,000 (2003—$223,200,000) was outstanding under this facility.

        In October 2004, SCL entered into a maximum $85,000,000 revolving credit facility with a group of banks secured by container equipment. The facility reduces as the container security depreciates. SCL may borrow on a revolving basis until October 2007, including with additions of new collateral, and must repay the balance outstanding at that date. Interest on the facility ranges from 2.25% to 2.75% over LIBOR. At December 31, 2004, $81,500,000 was outstanding under this facility.

Mortgage loans on ships

        Ship loans are secured by mortgages on the respective vessels.

        In November 2003, Silja entered into a $463,500,000 term loan and revolving credit facility agreement with a syndicate of banks, and the Company entered into a related $73,400,000 loan facility agreement with the same syndicate. The non-revolving credit portion of the Silja loan is repayable in installments with interest on both portions at EURIBOR plus 1.625% and a final maturity in October 2010. The Company loan is also repayable in installments with interest at EURIBOR plus 2.125% maturing in October 2008. The primary security for both facilities are mortgages on certain of Silja's ships, with the Company loan subordinated to the Silja loan. The loans are cross-guaranteed by Silja and SCL. At December 31, 2004, $511,077,000 (2003—$397,300,000) was outstanding under these credit facilities.

Bank loans on real estate and other fixed assets

        In November 2004, SCL entered into a $120,000,000 revolving credit facility with a syndicate of banks, principally secured by the Company's shares in OEH. This facility is available for general corporate purposes and carries an interest rate of 2.5% above LIBOR. The final maturity of any amounts borrowed is in July 2007, and $20,000,000 was outstanding at December 31, 2004.

        At December 31, 2004, SCL was in compliance with all credit and financing agreements evidencing its long-term debt. These requirements included financial covenants to maintain specified minimum debt service coverage, minimum interest coverage and minimum net worth and not to exceed specified leverage. The carrying value of the long-term debt approximated its fair value due to the variable-rate nature of the respective borrowings.

        The following is a summary of the aggregate maturities of long-term debt at December 31, 2004:

Year ending December 31,
$000
2005	165,825
2006	179,176
2007	206,090
2008	120,113
2009	101,912
2010 and thereafter	350,946

$1,124,062

        The Company has guaranteed through 2010 one half of a $7,777,000 bank loan of Speedinvest Ltd., owner of an Adriatic Sea fast ferry in which SCL has a 50% interest. This guarantee existed prior to December 31, 2002.

(b)    Obligations under capital leases

        The following is a schedule of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2004:

		Year ending December 31,
		$000
2005		6,225
2006		3,826
2007		1,965
2008		9

Minimum lease payments		12,025
Less:	amount of interest contained in above payments	695

Present value of minimum lease payments		11,330

        The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases. In the normal course of business, SCL has an option to purchase certain leases at a bargain purchase option. In other cases, the leases will be renewed upon expiration.

12.   Senior notes and subordinated debentures

        Publicly-traded unsecured senior notes and subordinated debentures at year end are comprised the following:

	Year ended December 31,
	2004	2003
	$000	$000
13% senior notes due 2006	22,475	22,475
10 3/4% senior notes due 2006	114,618	114,427
7 7/8% senior notes due 2008	149,750	149,750
12 1/2% senior notes due 2009	19,154	19,154
10 1/2% senior notes due 2012	100,516	—
12 1/2% senior subordinated debentures due 2004	—	79,571

	406,513	385,377

(a)    13% senior notes due 2006

        These notes were issued in June 2003 in exchange for an equal principal amount of 9 1/2% and 10 1/2% senior notes due 2003 of the Company. They bear interest at 13% per annum, payable semi-annually, and are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount on or after July 1, 2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on July 1, 2006. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2004 was approximately $23,500,000 based on available market quotes.

(b)    10 3/4% senior notes due 2006

        The aggregate principal amount of these notes is $115,000,000 (including approximately $400,000 of unamortized original issue discount). They bear interest at 10 3/4% per annum, payable semi-annually, and were originally issued at a discount to yield 11% per annum. They are redeemable, in whole or in part, at the option of the Company, at a price of 102.688% of the principal amount on and after October 15, 2004, and 100% on and after October 15, 2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on October 15, 2006. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2004 was approximately $120,500,000 based upon available market quotes.

(c)    7 7/8% senior notes due 2008

        These notes bear interest at 7 7/8% per annum, payable semi-annually. They are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount on and after February 15, 2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on February 15, 2008. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2004 was approximately $149,900,000 based upon available market quotes.

(d)    12 1/2% senior notes due 2009

        These notes were issued in July 2003 in exchange for an equal principal amount of 12 1/2% senior subordinated debentures due 2004 of the Company. They bear interest at 12 1/2% per annum, payable semi-annually and are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount on or after July 1, 2005. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on December 1, 2009. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2004 was approximately $21,500,000 based on available market quotes.

(e)    10 1/2% senior notes due 2012

        On May 4, 2004, the Company issued and sold $103,000,000 aggregate principal amount of these notes in an underwritten public offering. The notes bear interest at 10 1/2% per annum but were sold at a discounted price of $100,300,000 to yield 11% per annum. The $2,500,000 original issue discount is being amortized over the life of the notes, which have no sinking fund requirement and come due on May 15, 2012. The notes are redeemable, in whole or in part, at the option of the Company at a price of 105.25% of the principal amount on or after May 15, 2008, 102.625% on or after May 15, 2009, and 100% on or after May 15, 2010. The notes may also be redeemed by the Company in the event of certain tax law changes. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount. The fair value of these notes as of December 31, 2004 was approximately $108,400,000 based on available market quotes

(f)    12 1/2% senior subordinated debentures due 2004

        These debentures were redeemed at a price of 100% of their principal amount on June 7, 2004.

        At December 31, 2004, SCL was in full compliance with all the requirements of the senior notes. The indentures under which the senior notes are issued include financial covenants restricting debt incurrence, dividend payments, affiliate transactions, material subsidiaries, asset sale proceeds, unrelated lines of business, amalgamations and mergers, incurrence of liens, and sale/leaseback transactions.

13.   Pension plans

        SCL sponsors defined contribution and defined benefit pension plans covering substantially all of its employees. There are five significant defined benefit plans which are all closed to new entrants. In addition, employees of GNER participate in the U.K. rail industry's defined benefit plan which includes a financially distinct sub-plan attributable to SCL employees. It is SCL's policy to fund its plans in accordance with applicable laws and income tax regulations. Plan assets consist primarily of common stocks, mutual funds, government securities and corporate debt securities held through separate trustee-administered funds.

        The significant weighted-average assumptions used to determine net periodic costs are as follows:

	Year ended December 31,
	2004	2003	2002
Discount rate	5.4%	5.4%	5.6%
Assumed rates of compensation increases	3.0%	3.0%	2.7%
Expected long-term rate of return on plan assets	6.8%	6.9%	6.4%

        The significant weighted-average assumptions used to determine benefit obligations at year end are as follows:

	December 31,
	2004	2003
Discount rate	5.3%	5.4%
Assumed rate of compensation increase	3.3%	3.0%

        The discount rate essentially represents the risk-free rate of return on high-quality corporate bonds at the end of the year in the country in which the assets are held.

        In determining the expected long-term rate of return on assets, management has evaluated input from SCL's actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the respective plans to determine the average rate of earnings expected on the funds invested. The projected returns by these consultants are based on broad equity and bond indices, including fixed interest rate gilts of long-term duration since the plans are predominantly in the U.K. SCL's expected long-term rate of return is based on a planned asset allocation of 57% in equity investments, with an expected long-term rate of return of 8.2%, and 43% in fixed income investments, with an expected long-term rate of return of 4.8%.

        The changes in the benefit obligation, the plan assets and the funded status for the five plans were as follows:

	Year ended December 31,
	2004	2003
	$000	$000
Change in benefit obligation:
Benefit obligation at beginning of year	261,666	192,008
Benefit obligations transferred in	—	4,977
Service cost	5,040	4,363
Interest cost on projected benefit obligation	14,161	11,057
Plan participants' contributions	1,497	1,607
Actuarial gain/(loss)	8,507	31,197
Benefits paid	(9,368)	(9,967)
Curtailment gain	(154)	341
Foreign currency translation	19,699	26,083

Benefit obligation at end of year	301,048	261,666

Change in plan assets:
Fair value of plan assets at beginning of year	181,166	138,410
Plan assets transferred in	—	4,165
Actual return on plan assets	14,800	19,579
Employer contributions	9,407	8,843
Plan participants' contributions	1,497	1,607
Benefits paid	(9,368)	(9,967)
Foreign currency translation	13,787	18,529

Fair value of plan assets at end of year	211,289	181,166

Funded status	(89,759)	(80,500)

Unrecognized net actuarial loss	101,655	94,103
Unrecognized prior service cost	(60)	424
Unrecognized transition amount	890	985

Net amount recognized	12,726	15,012

        The amounts recognized in the consolidated balance sheets consist of the following:

	December 31,
	2004	2003
	$000	$000
Prepaid benefit cost	3,130	2,506
Accrued benefit cost	(61,040)	(54,383)
Intangible assets	830	1,409
Accumulated other comprehensive loss	69,806	65,480

Net amount recognized	12,726	15,012

        The components of net periodic benefit cost consist of the following:

	Year ended December 31,
	2004	2003	2002
	$000	$000	$000
Service cost	5,040	4,363	4,507
Interest cost on projected benefit obligation	14,161	11,057	9,642
Expected return on assets	(12,573)	(9,337)	(9,386)
Net amortization and deferrals	5,480	3,985	1,473

Net periodic benefit cost	12,108	10,068	6,236

        The weighted-average asset allocations of SCL's plans as of December 31, 2004 and 2003 by asset category as a percentage of plan assets are as follows:

	December 31,
	2004	2003
Equity investments	59.2%	61.4%
Fixed income investments	40.1%	38.6%
Other	0.7%	—

	100.0%	100.0%

        Additional information about SCL's pension plans is as follows:

	Year ended December 31,
	2004	2003
	$000	$000
Increase in minimum pension liability	4,325	15,939

        SCL expects to contribute $10,406,000 to its pension plans in 2005.

        The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ending December 31,
$000
2005	9,355
2006	10,346
2007	12,034
2008	12,960
2009	15,575
2010 to 2013	95,504

155,774

        The accumulated benefit obligation for all pension plans was $269,469,000 as of December 31, 2004 (2003—$230,049,000).

        Four pension plans included in 2004 and 2003 above had accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of these plans, in aggregate, were as follows:

	Year ended December 31,
	2004	2003
	$000	$000
Projected benefit obligation	284,649	247,101

Accumulated benefit obligation	253,932	219,816

Fair value of plan assets	192,893	165,433

        SCL is responsible for providing pension benefits for GNER employees who participate in a multi-employer plan covering many British rail franchises. SCL's net periodic benefit cost under this pension plan for 2004 was $8,702,000 (2003—$5,081,000, 2002—$2,088,000).

14.   Income taxes

        The benefit from/(provision for) income taxes consists of the following:

	Year ended December 31, 2004
	Current	Deferred	Total
	$000	$000	$000
United States	(80)	(317)	(397)
Other foreign	(1,318)	4,337	3,019

	(1,398)	4,020	2,622

	Year ended December 31, 2003
	Current	Deferred	Total
	$000	$000	$000
United States	(469)	721	252
Other foreign	(5,244)	(3,232)	(8,476)

	(5,713)	(2,511)	(8,224)

	Year ended December 31, 2002
	Current	Deferred	Total
	$000	$000	$000
United States	(1,006)	1,648	642
Other foreign	(7,054)	552	(6,502)

	(8,060)	2,200	(5,860)

        The Company is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        The net deferred tax assets/liabilities recognized in the consolidated balance sheets at year end are comprised of the following:

	December 31,
	2004	2003
	$000	$000
Gross deferred tax assets	94,651	94,776
Less: Valuation allowance	(31,687)	(58,834)

Net deferred tax assets	62,964	35,942
Deferred tax liabilities	(53,913)	(44,210)

Net deferred tax assets/(liability)	9,051	(8,268)

        The gross deferred tax assets consist primarily of tax loss carryforwards and future tax benefits of accrued pension costs.

        The gross amount of tax loss carryforwards is $261,865,000. Of this amount, $36,288,000 will expire in the five years ending December 31, 2009 and a further $121,517,000 will expire in the five years ending December 31, 2014. The remaining losses of $104,060,000 will expire after December 31, 2014 or have no expiry date.

        At December 31, 2004, deferred tax assets resulting from future tax benefits of accrued pension costs of $20,942,000 (2003—$19,663,000) are recognized in other comprehensive income pursuant to SFAS No. 87, "Employers Accounting for Pensions".

        A valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized.

        The decrease in the valuation allowance from December 31, 2003 to December 31, 2004 is primarily due to the completion of a tax examination by the tax authorities in Finland during the fourth quarter of 2004. A portion of this reduction relates to valuation allowances established in a prior acquisition and accordingly no benefit is recognized in respect of this item.

        The deferred tax liabilities are temporary differences substantially caused by tax depreciation in excess of book depreciation.

        The net deferred tax assets at December 31, 2004 are included in other assets. The net deferred tax liability at December 31, 2003 is included in accrued liabilities.

15.   Supplemental cash flow information

	Year ended December 31,
	2004	2003	2002
	$000	$000	$000
Cash paid for:
Interest	86,447	104,477	117,692

Income taxes	9,397	2,610	5,534

        Non-cash investing and financing activities:

        In conjunction with acquisitions (see Note 5), liabilities were assumed as follows:

	Year ended December 31,
	2004	2003	2002
	$000	$000	$000
Fair value of assets acquired	10,785	—	814,814
Cash paid and class A common shares issued	(7,311)	—	(129,775)
Carrying value of existing investments	(1,868)	—	(137,061)

Liabilities assumed	1,606	—	547,978

16.   Employee stock option plans and dividend reinvestment plan

(a)    Stock option plans

        Under the Company's 1997 stock option plan, options to purchase up to 500,000 class A or B common shares of the Company may be awarded to employees of SCL at fair market value at the date of grant. Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2004, 335,300 class A common shares were reserved for issuance pursuant to options awarded to 76 persons. The 1986 stock option plan of the Company terminated in 1996 and the last outstanding options lapsed in 2004. In June 2004, shareholders of the Company approved a 2004 stock option plan under which options to purchase up to 500,000 class A or B common shares of the Company may be awarded, but no awards under that plan have been made.

        No charges or credits are made to income with respect to options awarded or exercised under the plans since all options to employees are awarded at market value at date of grant.

        Transactions under the Company's plans have been as follows:

	Year ended December 31, 2004
	Shares	Option Price
Outstanding at beginning of period	260,050	$6.30-$30.00
Granted	110,000	$15.70
Terminated	(9,000)	$16.00
Exercised	(25,750)	$6.30-$8.55

Outstanding at end of period	335,300	$6.30-$30.00

Exercisable at end of period	61,300	$8.55-$30.00

	Year ended December 31, 2003
	Shares	Option Price
Outstanding at beginning of period	252,300	$8.55-$30.00
Granted	172,250	$6.30-$15.60
Terminated	(163,500)	$6.30-$30.00
Exercised	(1,000)	$8.55

Outstanding at end of period	260,050	$6.30-$30.00

Exercisable at end of period	24,000	$16.00-$30.00

	Year ended December 31, 2002
	Shares	Option Price
Outstanding at beginning of period	218,900	$8.55-$30.00
Granted	49,000	$9.00-$16.20
Terminated	(10,000)	$21.75-$30.00
Exercised	(5,600)	$8.55

Outstanding at end of period	252,300	$8.55-$30.00

Exercisable at end of period	96,000	$16.00-$30.00

        The options outstanding under the Company's plans at December 31, 2004 were as follows:

	Number of Shares		Weighted Average of
Range of Exercise Prices	Outstanding at 12/31/2004	Exercisable at 12/31/2004	Remaining Contractual Lives	Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options
	000	000
$6.30	129.0	—	8.1	$6.30	—
$8.55	26.3	26.3	6.8	$8.55	$8.55
$9.00	10.0	10.0	6.7	$9.00	$9.00
$11.00	10.0	10.0	7.8	$11.00	$11.00
$15.60	35.0	—	8.8	$15.60	—
$15.70	110.0	—	9.6	$15.70	—
$25.125	5.0	5.0	3.8	$25.125	$25.125
$30.00	10.0	10.0	4.6	$30.00	$30.00

	335.3	61.3

        As discussed in Note 1(o), these plans are accounted for under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock options with exercise prices equal to the market price of the shares on the date of grant. Estimates of fair values of stock options on the grant dates in the Black-Scholes option-pricing model were based on the following assumptions:

	Year ended December 31,
	2004	2003	2002
Expected price volatility range	45.0%	39.53%	39.69%
Risk-free interest rate range	3.96%	3.05%	2.78%
Expected dividends	0.45%	0.42%	1.76%
Expected life of stock options	5 years	5 years	5 years
Weighted average fair value	$4.25	$2.47	$3.92

(b)    Dividend reinvestment plan

        SCL offers a dividend reinvestment and share purhase plan to owners of its common shares as a convenient and economical method of investing their cash dividends in class A common shares at a 3% discount from the market price and without payment of any brokerage commission or service charge. A common shareholder under the plan may also make optional cash deposits to purchase class A common shares at market price without payment of commissions or other charges. During the years ended December 31, 2004, 2003 and 2002, the Company issued 1,300, 1,600 and 6,500 class A common shares, respectively, under the plan for aggregate cash amounts of $20,800, $17,900 and $77,900, respectively.

17.   Shareholders' equity

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

(d)    Reserved shares

        At December 31, 2004, 1,000,000 common shares have been reserved for options granted or available under the 1997 and 2004 stock option plans of the Company (see Note 16(a)), 478,622 class B common shares have been reserved for issuance upon conversion of the $7.25 convertible cumulative preferred shares (see Note 17(a)), and 14,500,000 class A common shares have been reserved for conversions of class B common shares (see Note 17(b)). Out of authorized preferred shares, 300,000 have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders (see Note 17(c)).

(e)    Acquired shares

        A total of 12,900,000 class B common shares were owned by a subsidiary of the Company at December 31, 2004. Under applicable law, these shares are outstanding and may be voted by the subsidiary, although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(f)    Dividends

        On January 20, April 20, July 20 and October 20, 2004, the Company declared a quarterly cash dividend of $0.025 per class A common share and $0.0225 per class B common share.

(g)    Certain restrictions on payment of dividends

        SCL is party to certain credit agreements which restrict the payment of dividends and the purchase of common shares. Under these agreements, approximately $101,000,000 was available at December 31, 2004 (2003—$199,000,000) for the payment of cash dividends and the purchase of shares.

(h)    Shares issued

        During 2004, the Company sold 2,776,200 newly-issued class A common shares in SEC-registered public shelf offerings raising net proceeds of about $45,500,000.

18.   Rental income under operating leases and charters

        The following are the minimum future rentals at December 31, 2004 due SCL under operating leases of containers and leases of property and other fixed assets:

Year ending December 31,
$000
2005	48,352
2006	32,395
2007	20,407
2008	11,501
2009	5,372
2010 and thereafter	6,206

124,233

        Of the total above, related party rental payments due from GE SeaCo amounted to $74,579,000 (2003—$76,867,000).

19.   Commitments and contingencies

(a)    Commitments

        Outstanding contracts to purchase fixed assets were approximately $6,000,000 at December 31, 2004 (2003—$16,000,000).

        Future rental payments under operating leases in respect of equipment rentals and leased premises are payable by SCL as follows:

Year ending December 31,
$000
2005	129,929
2006	9,813
2007	9,286
2008	8,554
2009	8,257
2010 and thereafter	66,977

$232,816

        Of the total above, $119,745,000 in 2005 relates to rental payments by GNER in respect of leases of rolling stock and access charges for railway infrastructure. These commitments represent payments under the current franchise which expires in April 2005. Commitments for the new franchise that commences on May 1, 2005 have not been finalized, but, rental payments and access charges are expected to be on similar terms to those in the current franchise. Accordingly, there will be future rental payments under operating leases for rolling stock and access charges for railway infrastructure in excess of the amounts presented above.

        Rental expense for the year ended December 31, 2004 amounted to $323,122,000 (2003—$215,664,000, 2002—$169,706,000).

(b)    Contingencies (including litigation)

Strategic Rail Authority

        GNER experienced disruption of its services following an accident in October 2000, for which Network Rail and its predecessor were required to pay compensation under the track access agreement. Network Rail owns and maintains substantially all of the railway infrastructure in Britain. GNER has contracted with Network Rail for track access based on the level of service GNER provides. Because of disputes, both GNER and Network Rail withheld contractual payments due during 2001 through March 2002, when payments resumed. As a result of separate arbitration awards under different parts of the track access agreement, Network Rail's liability to compensate GNER was confirmed and proceedings continued as to the amounts due. In December 2003, GNER and Network Rail reached agreement settling GNER's claims arising from the service disruption and relieving GNER from the obligation to repay certain amounts previously withheld. The Strategic Rail Authority ("SRA") which is the franchisor under GNER's passenger rail franchise agreement had also separately claimed a portion of the compensation recognized by GNER in its settlement with Network Rail. The SRA's claim amounted to about £25,000,000 ($45,000,000). SCL recorded a provision at December 31, 2003 based on its estimate of the settlement of this matter. For the year ended December 31, 2003, the settlement with Network Rail and GNER's provision for the separate SRA claim resulted in SCL's recognition of an approximate $6,000,000 gain, which was recorded as a reduction in operating expenses consistent with SCL's classification of contract payments with Network Rail and the SRA.

        During 2004, GNER and the SRA reached agreement to settle the claim by the SRA noted above. GNER paid to the SRA £17,000,000 (approximately $30,000,000), which was consistent with the amount provided for by SCL at December 31, 2003. As a result, the SRA withdrew its claim relating to GNER's December 2003 settlement with Network Rail. Also in 2004 GNER and the SRA separately amended GNER's existing franchise agreement, which resulted in GNER agreeing to pay the SRA an amount of £8,000,000 (approximately $14,000,000) in exchange for certain benefits to be realized over the remaining life of the existing franchise.

General Electric Capital Corporation

        There are a number of pending disputes between SCL and General Electric Capital Corporation ("GE Capital") relating to the management and operation of GE SeaCo, the outcome of which might affect SCL's financial results. In particular, these disputes relate to: (i) the level of funding required in one of SCL's pension plans, as of May 1, 1998, when certain employees of SCL's container division became employees of GE SeaCo; (ii) whether the charges by SCL to GE SeaCo for office space have been correctly computed; and (iii) whether GE SeaCo is obligated to pay for certain container equipment purchased from or through SCL's subsidiary, Yorkshire Marine Containers Ltd. With respect to the dispute relating to the funding of the pension plan, GE Capital seeks to have SCL indemnify GE SeaCo for any amounts which might be required to be contributed in the future, as a result of any underfunding which might be found to have existed in 1998. In the case of the other disputes, GE Capital seeks compensation from SCL. SCL believes that the aggregate net effect on SCL of the disputes as to which compensation is sought would not exceed approximately $5,000,000.

        If SCL and GE Capital are unable to resolve these disputes between themselves, either of them has the right to submit any or all of the disputes to arbitration, as contemplated by the dispute resolution provisions of the 1998 joint venture agreements establishing GE SeaCo. The outcome of these disputes is not determinable and, therefore, no provision has been recorded at December 31, 2004.

        GE Capital, acting on behalf of GE SeaCo, has taken steps purporting to terminate the 1998 Services Agreement, pursuant to which SCL provides corporate and administrative services and office space to GE SeaCo, and certain related agreements. Unless agreement can be reached as to the terms of the termination of these agreements, the purported termination by GE Capital is likely to be contested by SCL, in arbitration.

GNER Performance Bond

        GNER has undertaken since 1996 to reimburse the U.K. Strategic Rail Authority its costs in the event GNER breaches its franchise agreement to the extent that the authority must award the franchise to another operator. This undertaking at December 31, 2004 is covered by a surety bond issued by an insurance company in the amount of $34,000,000 which the Company has guaranteed.

20.   Derivative financial instruments

(a)    Interest rate swap agreements

        SCL is exposed to interest rate risk on its floating rate debt and tries to manages the impact of interest rate changes on earnings and cash flows. SCL's policy is to enter into interest rate swap agreements from time to time to hedge the variability in cash flows due to movements in interest rates At December 31, 2004 and 2003, SCL had interest rate swaps that had been designated as cash flow hedges. Since their designation as cash flow hedges, changes in fair value that represent the effective portion of the swaps are accumulated in other comprehensive income/(loss). Amounts accumulated in other comprehensive income/(loss) will be reclassified into earnings as the hedged interest cash flows are accrued. During the year ended December 31, 2004, approximately $900,000 was recognized in earnings as a result of ineffectiveness. The fair value of the swaps at December 31, 2004 was a $6,360,000 liability (2003—$12,570,000 liability).

(b)    Fuel swap agreements

        SCL uses commodity futures contracts from time to time to procure a portion of its fuel requirements and to hedge its exposure to volatility in fuel market prices. SCL has, when considered appropriate, entered into swap agreements to fix the price of fuel. At December 31, 2004, SCL had a fuel swap in place, which was entered on December 30, 2004, matures over the next two months and had an immaterial fair value at December 31, 2004. The hedge was against a portion of fuel requirements of Silja ships in January and February 2005. This swap has not been designated as a hedge. SCL had no other fuel swap agreements at December 31, 2004.

(c)    Foreign exchange risk management

        From time to time, SCL utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with SCL's international transactions. These contracts establish the exchange rates at which SCL will purchase or sell at a future date the contracted amount of currencies for specified foreign currencies. SCL utilizes forward contracts which are short-term in nature and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. No contracts were outstanding at December 31, 2004.

21.   Accumulated other comprehensive income/(loss)

        The accumulated balances for each component of other comprehensive income/(loss) are as follows:

	December 31,
	2004	2003
	$000	$000
Foreign currency translation adjustments	(111,624)	(131,584)
Derivative financial instruments	716	(1,614)
Minimum pension liability, net of tax	(48,864)	(45,879)

	(159,772)	(179,077)

        The components of other comprehensive income/(loss) are as follows:

	Year ended December 31,
	2004	2003	2002
	$000	$000	$000
Net (losses)/earnings	(4,280)	112,458	43,016
Foreign currency translation adjustments	19,960	21,014	46,082
Change in fair value of derivatives	2,330	(590)	6,843
Additional minimum pension liability, net of tax	(2,985)	(11,198)	(34,681)

Comprehensive income	15,025	121,684	61,260

        During 2004 the net amount of $3,880,000 (2003—$2,315,000 and 2002—$5,294,000) was reclassified from other comprehensive income to net (losses)/earnings related to derivative financial instruments (see Note 20).

22.   Information concerning financial reporting for segments and operations in different geographical areas

        SCL's business activities are managed through four main reporting segments. The first segment is the operation of ferry transport services primarily in the Baltic Sea, English Channel and New York harbor. This business is referred to as "Ferry operations". The second segment is the operation of passenger rail transport services through GNER in Great Britain. This business is referred to as "Rail operations". The third segment is leasing of cargo containers (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment. This business is referred to as "Container operations". The fourth segment was ownership and/or management of hotels, restaurants, tourist trains and cruises located worldwide through OEH. This business is referred to as "Leisure operations". During 2002, SCL's economic interest in OEH dropped below 50% and the Company began to account for its investment in OEH under the equity method of accounting (see Note 2). This change is reflected in the 2002 segment information from the date OEH was deconsolidated (November 14, 2002). "Other operations" include the Corinth Canal, real estate development, perishable commodity production and sales, and publishing activities. Transactions between reportable segments are not material.

        SCL's segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The main factor SCL uses to identify its four main segments is the similarity of the products and services provided. Segment performance is evaluated based upon net (losses)/earnings from operations before net finance costs, gains on asset sales, non-recurring charges, corporate costs and taxes. Segment information is presented in accordance with the accounting policies described in Note 1.

        Financial information regarding these business segments is as follows, with net finance costs being net of capitalized interest and interest and related income:

	Year ended December 31,
	2004	2003	2002
	$000	$000	$000
Revenue:
Ferry operations	734,949	786,601	576,585
Rail operations	857,910	723,219	695,775
Container operations	125,646	110,611	107,448
Leisure operations	—	—	209,016
Other operations	24,212	25,668	21,623

	1,742,717	1,646,099	1,610,447

Depreciation and amortization:
Ferry operations	56,288	51,568	35,337
Rail operations	21,541	13,352	9,243
Container operations	44,790	47,364	53,561
Leisure operations	—	—	14,355
Other operations	1,403	1,187	1,214

	124,022	113,471	113,710

(Losses)/earnings from operations before net finance costs:
Ferry operations	(12,945)	29,838	52,141
Rail operations	42,868	84,083	68,893
Container operations	45,429	35,783	23,404
Leisure operations	—	—	39,027
Other operations	(1,557)	1,563	1,569
Non-recurring charges	—	(46,000)	—
Gains from sale of assets	6,288	105,000	2,883
Corporate costs	(18,998)	(15,798)	(15,038)

	61,085	194,469	172,879
Net finance costs	(80,942)	(85,293)	(114,670)

(Losses)/earnings from operations before minority interest and income taxes	(19,857)	109,176	58,209

Capital expenditure:
Ferry operations	46,879	17,985	56,673
Rail operations	21,243	2,654	2,971
Container operations	13,450	13,445	18,540
Leisure operations	—	—	45,008
Other operations	4,951	3,541	526

	86,523	37,625	123,718

	December 31,
	2004	2003
	$000	$000
Identifiable assets:
Ferry operations	1,477,879	1,420,807
Rail operations	196,536	252,081
Container operations	787,775	816,838
Leisure operations	234,018	223,592
Other operations	39,892	52,523

	2,736,100	2,765,841

        Non-U.S. domestic operations accounted for more than 97% of revenue and for 100% of earnings before net finance costs in 2004 (2003—97% and 100%, 2002—96% and 94%). Containers are regularly moving between countries in international commerce over hundreds of trade routes. SCL has no knowledge of, or control over, the movement of containers under lease or the location of leased containers at any moment in time. Based on container leases in force at December 31, 2004, containers may touch ports in more than 100 different countries worldwide. It is therefore impossible to assign revenues or assets of container operations by geographical areas.

        Ferry operations and identifiable assets are mainly carried on and held in north Europe and Scandinavia. Rail operations and assets are based in Britain. Leisure operations are spread throughout the world with no one country representing more than 10% of the revenue or identifiable assets in 2002.

23.   Related party transactions

        For the year ended December 31, 2004, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $26,646,000 (2003—$26,213,000, 2002—$33,101,000). Also in 2004, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides management and administration services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $31,813,000 (2003—$32,936,000, 2002—$30,690,000). For the year ended December 31, 2004, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $11,569,000 (2003—$17,434,000, 2002—$23,713,000). In addition, in 2004, GE SeaCo paid interest of $nil on loans from SCL (2003—$nil, 2002—$50,000) and at year end, SCL had a loan balance of $[nil] due from GE SeaCo (2003—$3,000,000). At December 31, 2004, a receivable of $30,718,000 (2003—a receivable of $30,342,000) remains outstanding for GE SeaCo in respect of all the above, which is included in accounts receivable on SCL's consolidated balance sheet and most of which is settled in the following quarter.

        For the year ended December 31, 2004, SCL received from OEH $5,330,000 (2003—$4,631,000, 2002—$5,899,000) for the provision of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, office facilities, and system and computer services. These were provided under a services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. The agreement had an initial term of one year and is automatically renewed annually unless it is terminated by SCL or OEH.

        SCL received from Silja, prior to its acquisition in May 2002, fees for the provision of various services which amounted to $400,000 in 2002. These services were provided on the basis of reimbursement of SCL's costs as approved by the board of directors of Silja. SCL also charters a SuperSeaCat to Silja to operate on the Helsinki-Tallin route for which $1,260,000 was paid to SCL in 2002, and SCL charters from Silja a floating passenger terminal located at Liverpool for which $56,000 was paid to Silja in 2002. The amounts paid in 2002 relate to the period prior to acquisition.

24.   Subsequent events (unaudited)

        On January 20, 2005, the Company declared a quarterly dividend of $0.025 per class A common share and $0.0225 per class B common share.

        In January and February 2005, the Company issued and sold in the U.S. in a registered public offering 2,400,000 newly-issue class A common shares in the Company, realizing net proceeds of approximately $40,960,000.

        In March 2005, the Company sold in the U.S. in a registered public offering 4,500,000 existing OEH class A common shares owned by the Company, realizing net proceeds of approximately $108,500,000. After this sale, the Company's remaining equity interest in OEH is approximately 25%.

        Also in March 2005, the U.K. Strategic Rail Authority awarded GNER a renewal of its passenger rail franchise in Britain with an initial term to April 2012, automatically extendable to April 2015 if GNER meets prescribed performance targets.

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	$000	$000	$000	$000
2004
Revenue:
Ferry operations	175,480	225,880	191,623	141,966
Rail operations	224,499	224,945	208,261	200,205
Container operations	37,625	35,475	26,580	25,966
Other operations	7,839	5,307	5,925	5,141

	445,443	491,607	432,389	373,278

(Losses)/earnings before net finance costs:
Ferry operations	(19,149)	17,720	3,659	(14,168)
Rail operations	8,847	10,588	12,450	10,983
Container operations	12,673	12,319	11,025	9,493
Other operations	50	(630)	41	(1,018)
Gains from sale of assets	(73)	6,361	—	—
Corporate costs	(5,527)	(5,102)	(4,668)	(3,701)
Net finance costs	(21,036)	(19,303)	(19,873)	(20,730)

(Losses)/earnings before income taxes	(24,215)	21,953	2,634	(19,141)
Benefit from/(provision for) income taxes	7,515	(8,393)	(1,000)	4,500

(Losses)/earnings before earnings/ (losses) from investment in Orient-Express Hotels Ltd	(16,700)	13,560	1,634	(14,641)
Earnings/(losses) from investment in Orient-Express Hotels Ltd	3,541	4,834	5,429	(1,937)

Net (losses)/earnings	(13,159)	18,394	7,063	(16,578)
Preferred share dividends	(272)	(272)	(272)	(272)

Net (losses)/earnings on class A and class B common shares	(13,431)	18,122	6,791	(16,850)

(Losses)/earnings per common share:	$	$	$	$
Class A:
Basic	(0.54)	0.78	0.30	(0.73)

Diluted	(0.54)	0.77	0.30	(0.73)

Class B:
Basic	(0.54)	0.70	0.27	(0.73)

Diluted	(0.54)	0.69	0.27	(0.73)

Dividends per class A common share	0.025	0.025	0.025	0.025

Dividends per class B common share	0.0225	0.0225	0.0225	0.0225

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	$000	$000	$000	$000
2003
Revenue:
Ferry operations	192,184	236,606	216,007	141,804
Rail operations	196,272	197,364	156,933	172,650
Container operations	25,587	25,922	30,601	28,501
Other operations	8,550	5,126	6,718	5,274

	422,593	465,018	410,259	348,229

Earnings/(losses) before net finance costs:
Ferry operations	6,113	28,874	7,902	(12,634)
Rail operations	20,864	28,757	13,759	20,703
Container operations	9,289	8,734	9,396	8,566
Other operations	784	(229)	835	173
Non-recurring charges	(6,000)	(40,000)	—	—
Gains from sale of assets	—	105,000	—	—
Corporate costs	(4,039)	(4,067)	(3,604)	(4,088)
Net finance costs	(17,792)	(19,577)	(21,339)	(26,585)

Earnings/(losses) before income taxes	9,219	107,492	6,949	(13,865)
(Provision for)/benefit from income taxes	(1,192)	(10,300)	(1,767)	5,035

Earnings/(losses) before earnings/ (losses) from investment in Orient-Express Hotels Ltd	8,027	97,192	5,182	(8,830)
Earnings/(losses) from investment in Orient-Express Hotels Ltd	3,877	3,824	4,412	(1,226)

Net earnings/(losses)	11,904	101,016	9,594	(10,056)
Preferred share dividends	272	272	272	272

Net earnings/(losses) on class A and class B common shares	11,632	100,744	9,322	(10,328)

Earnings/(losses) per common share:	$	$	$	$
Class A:
Basic	0.55	4.83	0.44	(0.49)

Diluted	0.55	4.72	0.44	(0.49)

Class B:
Basic	0.50	4.34	0.44	(0.49)

Diluted	0.50	4.25	0.44	(0.49

Dividends per class A common share	0.025	0.0250	—	—

Dividends per class B common share	0.0225	0.0225	—	—

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

  Disclosure Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of December 31, 2004. As described below in the Report on Internal Control over Financial Reporting, SCL management identified a material weakness in SCL's internal control over financial reporting. While the Company received an unqualified audit report from Deloitte & Touche LLP, SCL's independent auditor (a registered public accounting firm), on the 2004 consolidated financial statements, the Company's chief executive and financial officers have concluded that, as a result of this material weakness, SCL's disclosure controls and procedures were not effective as of December 31, 2004.

  Report on Internal Control over Financial Reporting

        SCL management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)). SCL's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        A material weakness is a significant deficiency (within the meaning of Auditing Standard No. 2 of the Public Company Accounting Oversight Board (United States)), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

        Management assessed the effectiveness of SCL's internal control over financial reporting as of December 31, 2004 and identified the following material weakness in SCL's internal control over financial reporting:

        In the course of preparing SCL's consolidated financial statements for the year ended December 31, 2004, SCL management concluded that SCL had insufficient personnel resources and technical accounting expertise within the accounting function to resolve and report in a timely manner non-routine or complex accounting matters in accordance with U.S. generally accepted accounting principles. As a result, procedures and documentation to review and analyze elements of the financial statement closing process and to prepare the consolidated financial statements had not reduced to a less than remote likelihood that a material misstatement in those financial statements would not be prevented or detected within a timely period in the normal course of the financial statement closing process.

        Senior management of SCL began to address this weakness during the completion of the audit of the 2004 consolidated financial statements. SCL management has a plan to remediate this material weakness which it has reviewed with the Audit Committee of the Board of Directors of the Company. Important elements include reorganization of existing accounting staff and additional training as well as recruiting new staff with the necessary skills.

        In making its assessment of internal control over financial reporting, SCL management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described above, management concluded that, as of December 31, 2004, SCL did not maintain effective internal control over financial reporting based on those criteria.

        Deloitte & Touche LLP, SCL's independent auditor (a registered public accounting firm), issued an attestation report on management's assessment of SCL's internal control over financial reporting, which appears in Item 8—Financial Statements above.

  Change in Internal Control

        There have been no changes in SCL's internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, SCL's internal control over financial reporting.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met such as prevention and detection of misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate, for example. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Directors

        The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 62	Senior Counsel (retired) of Appleby Spurling Hunter (attorneys)	1980
W. Murray Grindrod, 69	Chairman of Grindrod Ltd. (a shipping, transport and financial services company)	1986
Robert M. Riggs, 71	Senior Counsel of Carter Ledyard & Milburn LLP (attorneys)	1976
Charles N.C. Sherwood, 45	Partner of Permira Advisers Ltd. (a private equity investment firm)	1996
James B. Sherwood, 71	President of the Company	1974
Michael J.L. Stracey, 72	Executive Vice President-Finance (retired) of the Company	1986

        The principal occupation of each director during the last five years is that shown in the table, except that Mr. Campbell was a member of Appleby Spurling Hunter until March 1999 and retired as Senior Counsel in July 2003, Mr. Riggs retired as a member of Carter Ledyard & Milburn LLP in December 2003, and Mr. Stracey was Executive Vice President—Finance of the Company until his retirement in 1997. Mr. Campbell is also a non-executive director and Chairman of the Risk and Audit Committee of The Bank of Bermuda Ltd., a subsidiary of HSBC Holdings plc, and a non-executive director and Chairman of the Nominations and Governance Committee of Argus Insurance Company Ltd., a public company listed on the Bermuda Stock Exchange.

        Mr. Sherwood is also a director and Chairman of OEH, and Mr. Campbell is a director of OEH.

        Mr. Charles Sherwood is the stepson of Mr. Sherwood.

        In early March 2005, Philip J.R. Schlee, Chairman of Robert Anderson & Co. Ltd., a private investment firm, resigned as a director of the Company due to health reasons.

  Corporate Governance

        The Board of Directors of the Company has established corporate governance measures substantially in compliance with requirements of the New Your Stock Exchange ("NYSE"). These include a set of Corporate Governance Guidelines, Charters for each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the full Board, and a Code of Business Conduct for Directors, Officers and Employees. The Board of Directors has also adopted a Code of Business Practices for the Company's Principal Executive, Financial and Accounting Officers, which is filed as an exhibit to this report. These documents are published on the Company's website (www.seacontainers.com) or may be obtained by writing to the Company's Secretary at its registered office address (Sea Containers Ltd., 22 Victoria Street, P.O. Box HM1179, Hamilton HM EX, Bermuda).

        Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE. The Company's corporate governance measures differ in three significant ways. First, the Charter of the Company's Nominating and Governance Committee generally mandates the same responsibilities as NYSE rules require but authorizes the Committee to act only upon the Board's request and in an advisory capacity. Second, the Charter of the Company's Compensation Committee authorizes the Committee to recommend to the Board the compensation of the Company's chief executive officers but does not empower the Committee itself to determine, approve or modify that compensation. Third, in addition to NYSE standards for determining when a director is not deemed independent, a director of the Company is not deemed independent under its Corporate Governance Guidelines if the director works for a law firm paying compensation to the director (other than normal retirement benefits) and the law firm provides professional services in the current year to SCL amounting to more than $1,000,000 or 2% of the law firm's gross revenue.

        Regarding the independence of directors from SCL's management, the Board has reviewed the materiality of any relationship that each of the six directors of the Company has with SCL either directly or indirectly through another organization. The criteria applied included the director independence requirements set forth in the Company's Corporate Governance Guidelines, any other managerial, familial, professional, commercial or affiliated relationship between a director and the Company, a subsidiary or another director and, with respect to the Company's Audit Committee, the SEC's independence rules. Based on this review, the Board has determined that Messrs. Campbell, Grindrod, Riggs and Stracey are independent directors. The Company's Corporate Governance Guidelines are filed as an exhibit to this report.

        Interested persons may communicate directly with any of the independent directors by writing to him at the Company's registered office address (Sea Containers Ltd., 22 Victoria Street, P.O. Box HM1179, Hamilton HM EX, Bermuda).

        The present members of the Company's Audit Committee, Compensation Committee, and Nominating and Governance Committee are Messrs. Grindrod, Riggs and Stracey. The Board has designated Mr. Stracey as the audit committee financial expert as defined by SEC rules.

Executive Officers

        The executive officers of the Company are as follows:

Name, Age	Position
James B. Sherwood, 71	President since 1974
David G. Benson, 61	Senior Vice President—Ferries since 1997
Ian C. Durant, 46	Senior Vice President—Finance and Chief Financial Officer since 2004
Angus R. Frew, 46	Senior Vice President—Containers since 2002
Christopher W.M. Garnett, 59	Senior Vice President—Rail since 1997
James A. Beveridge, 56	Vice President—Administration and Property since 1997
Edwin S. Hetherington, 55	Vice President, General Counsel and Secretary since 1997
Nicholas J. Novasic, 53	Vice President—Corporate Finance, North America since 2003
Guy N. Sanders, 45	Vice President—Funding since 2001
Duncan J.C. Scott, 44	Vice President—Information Services since 2003

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

        Mr. Durant is a chartered accountant and, before joining SCL, was Group Finance Director of Thistle Hotels plc in the U.K. and Finance Director of two U.K.-listed affiliates of the Jardine Matheson Group, Hongkong Land Holdings and Dairy Farm International. He was a Vice President of the Company until February 2005.

        Mr. Frew is a chartered accountant and held senior management positions in Europe with Seagram Spirits & Wine Group and in Europe and Asia with United Distillers & Vintners, the spirits and wine division of Diageo plc. He was a Vice President of the Company until February 2005.

        Mr. Garnett, before joining the Company in 1995, was Commercial Director of Eurotunnel plc in charge of sales and marketing. He was a Vice President of the Company until October 2004.

        Before joining the Company, Mr. Beveridge was Group Finance Director of MEPC plc, a property company listed on the London Stock Exchange.

        Mr. Hetherington was General Counsel and Secretary of the Company from 1984. He is also Secretary of OEH.

        Mr. Novasic in 2000–2002 was Executive Vice President and Chief Financial Officer of Willis Lease Finance Corp., an aviation services company listed on NASDAQ, where he also served as a capital markets consultant in 2002 and 2003. He joined Willis after being Vice President—Funding, North America of the Company from 1987.

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

        Daniel J. O'Sullivan was Senior Vice President—Finance and Chief Financial Officer of the Company until his retirement in December 2004 when Mr. Durant succeeded him as chief financial and accounting officer of the Company.

ITEM 11.    Executive Compensation

        Because the Company is a foreign private issuer, it is replying to this Item 11 pursuant to Item 402(a)(1)(ii) of SEC Regulation S-K.

        The following table shows the salary and bonus of the five highest compensated executive officers of the Company paid in cash during 2004 (including Mr. O'Sullivan who retired at the end of the year), and of all executive officers as a group (including Mr. O'Sullivan), for services to SCL in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation
James B. Sherwood	President and Director	$951,500
Daniel J. O'Sullivan	Senior Vice President—Finance and Chief Financial Officer	$674,800
David G. Benson	Senior Vice President—Ferries	$545,000
Christopher W.M. Garnett	Senior Vice President—Rail	$510,000
Angus R. Frew	Senior Vice President—Containers	$475,800
All executive officers as a group (11 persons)		$4,902,300

        The salary and bonus of Mr. Sherwood paid by OEH ($453,800) is excluded from the table above. Under the services agreement between SCL and OEH described in Item 13—Certain Relationships and Related Transactions below, part of the salaries and bonuses of Messrs. O'Sullivan and Hetherington paid by SCL have been charged to OEH. See also Note 23 to the Financial Statements (Item 8 above).

        SCL has entered into agreements with Messrs. Sherwood, Beveridge and Hetherington entitling them to terminate employment in certain circumstances constituting a change in control of the Company and to receive an amount equal to three times each officer's annual compensation (five times in the case of Mr. Sherwood). Mr. Sherwood's agreement also requires the Company to pay the excise tax on his severance payment imposed pursuant to section 4999 of the U.S. Internal Revenue Code.

        In 2004, each of the directors other than Mr. James Sherwood received a fee of $2,750 for each meeting of the Board of Directors or a committee thereof which he attended, and was also paid an annual director retainer fee of $17,500. Aggregate attendance and retainer fees amounted to $217,800 in 2004.

Pensions

        Most executive officers of the Company located in the United Kingdom participate in a contributory defined benefit pension plan maintained by SCL for its British employees. The amount of contribution to the plan in respect of a specific person cannot readily be separated or individually calculated. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment and their final pensionable compensation, up to a maximum pension of two-thirds of the final pensionable compensation for service of up to 33 years, reduced by pension benefits paid by the British government. A participant's pensionable compensation upon which benefits are based is the greater of (i) the average of the participant's highest three consecutive pensionable salaries during the ten years preceding retirement or (ii) the participant's pensionable salary for the year immediately preceding retirement.

        Prior to 1997, SCL maintained a non-contributory defined benefit pension plan for United States employees, including U.S. citizen officers. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment, up to 21 credited years of service, and 44% of their average annual compensation (i.e., compensation averaged over the five highest consecutive years), plus 13% of the excess of average annual compensation over the amount of Social Security covered compensation. In 1997, SCL froze this defined benefit plan, so that the benefit payable to employees at their normal retirement date will be equal to the benefit that they had earned under the plan as of December 31, 1996. For 1997 and later years, SCL established a defined contribution pension plan for U.S. employees, including officers. This plan has a non-contributory feature under which the amount that SCL contributes to the plan, for each year, is allocated among participating employees in proportion to the amount of their compensation for that year. The amount of the annual contribution is determined by SCL in its discretion. The defined contribution plan also includes a 401(k) feature that permits employees to contribute amounts out of their compensation (up to $13,000 per employee in 2004).

        Under the defined benefit plans in the U.K. and U.S., currently estimated accrued annual benefits payable to executive officers amounted to approximately $867,000 in the aggregate at December 31, 2004, and under the defined contribution plan in the U.S., their account balances totalled $321,000 in the aggregate at the same date. See Note 13 to the Financial Statements.

1997 Stock Option Plan

        Options to purchase Class A common shares of the Company have been granted to directors and selected executive officers and employees under the Company's 1997 Stock Option Plan, which is administered by the Compensation Committee of the Board of Directors. The plan provides for the award of options to purchase up to 500,000 Class A and B common shares at market value at the time of the award. In general, options become exercisable three years after the date of grant and expire ten years from date of grant. In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plan.

        During 2004, options on an aggregate 60,000 Class A shares were granted to directors and executive officers under the plan at an exercise price of $15.70 per share. Stock options were exercised by one officer during the year on 20,000 Class A shares at an aggregate gain of $204,000. At December 31, 2004, directors and executive officers held an aggregate of 167,000 options to purchase Class A shares under the plan. See Note 16(a) to the Financial Statements.

1986 and 2004 Stock Option Plans

        The 1986 Stock Option Plan of the Company expired by its terms in 1996, and the last options on an aggregate of 9,000 Class A common shares held by three directors expired during 2004. See Note 16(a) to the Financial Statements. As provided in the plan, the Company has made loans since 1990 and 1992 to Mr. Hetherington in the aggregate principal amount of $106,800 which enabled him to exercise stock options in those years and pay the option prices. These loans are secured by pledges of the shares acquired, and bear interest at 4% per annum.

        Shareholders of the Company approved its 2004 Stock Option Plan in June 2004. The plan provides for the award of options to purchase up to 500,000 Class A and B common shares. The terms and manner of administration of the plan are substantially the same as the 1997 Stock Option Plan. No options have been granted under the 2004 plan.

1991 Stock Appreciation Rights Plan

        The Company's 1991 Stock Appreciation Rights Plan expired by its terms in June 2001, but outstanding rights continue in effect. Under the plan, stock appreciation rights have been granted to selected executive officers and employees. The plan is administered by the Compensation Committee of the Board of Directors and provided for the award of rights equivalent in value to the market value of the Company's Class A common shares at the time of the award. In general, the rights became exercisable three years after the date of grant and expire ten years from date of grant. All outstanding rights are currently exercisable. At the time of exercise, the Company will pay to the rightholder the difference between the value of the right and the market value of the Company's Class A common shares at the time of exercise.

        During 2004, rights on 5,000 shares were exercised by one executive officer under the plan at an aggregate gain of $7,900. At December 31, 2004, executive officers held an aggregate of 12,000 rights under the plan.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Five Percent Shareholders

        The following table contains information concerning the beneficial ownership of the Company's Class A common shares and Class B common shares by the only persons known to SCL to own beneficially more than 5% of the outstanding shares of either class.

        Contender 2 Ltd. ("Contender") listed in the table below is a subsidiary of the Company which owns only Class B shares. Under Bermuda law, the shares owned by Contender are outstanding and may be voted. In a takeover of SCL, this structure may assist in maximizing the value that shareholders of the Company receive in the takeover transaction. Each Class B share is convertible at any time into one Class A share and, therefore, the shares listed as owned by Contender represent Class B shares and the Class A shares into which those shares are convertible.

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

Name and Address	No. of Class A and Class B Shares	Percent of Class A Shares(1)	Percent of Class B Shares
Contender 2 Ltd. 22 Victoria Street Hamilton HM 12 Bermuda	12,900,000	33.1%	89.8%
James B. Sherwood(2) Sea Containers Services Ltd. 20 Upper Ground London SE1 9PF England	1,024,096	3.8%	6.8%
Donald Smith & Co. Inc.(3) 152 West 57th Street New York, New York 10019	2,222,900	8.5%	—
Reed Conner & Birdwell LLC et al.(4) 11111 Santa Monica Boulevard Suite 1700 Los Angeles, California 90025	2,121,544	8.1%	—
Rutabaga Capital Management(5) 64 Broad Street, 3rd Floor Boston, Massachusetts 02109	1,407,600	5.4%	—

(1)
The percentages of Class A shares shown are based on the 26,098,705 Class A shares outstanding on March 21, 2005, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any, or upon exercise of stock options held by that person, if any.

(2)
Comprised of 30,500 Class A shares plus 978,596 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Sherwood has sole voting and dispositive power, and currently exercisable stock options on 15,000 Class A shares under the Company's 1997 Stock Option Plan.

(3)
The information with respect to Donald Smith & Co. Inc. ("Smith") relates only to Class A shares and is derived from its Schedule 13G report as of December 31, 2004 filed with the SEC on February 11, 2005. The report states that Smith is a registered investment advisor and that it has sole voting power with respect to 1,789,254 Class A shares and sole dispositive power with respect to 2,222,900 Class A shares.

(4)
The information with respect to Reed Conner & Birdwell LLC ("Reed Conner"), its President and Chief Executive Officer Donn B. Conner, and its Chief Information Officer Jeffrey Bronchik, relates only to Class A shares and is derived from their joint Schedule 13G report filed with the SEC on February 15, 2005. The report states that Reed Conner is a registered investment advisor and that Reed Conner, Mr. Conner and Mr. Bronchik together have sole voting and dispositive power with respect to 2,121,544 Class A shares.

(5)
The information with respect to Rutabaga Capital Management ("Rutabaga") relates only to Class A shares and is derived from its Schedule 13G report amended as of December 31, 2004 and filed with the SEC on January 18, 2005. The report states that Rutabaga is a registered investment advisor and that it has sole voting power with respect to 834,300 Class A shares, shared voting power with respect to 573,300 Class A shares, and sole dispositive power with respect to 1,407,600 Class A shares.

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

Name	No. of Class A Shares(1)		Percent of Class A Shares(2)
David G. Benson	—		—
James A. Beveridge	—		—
John D. Campbell	2,000	(3)	—
Ian C. Durant	—		—
Angus R. Frew	—		—
Christopher W.M. Garnett	325		—
W. Murray Grindrod	—		—
Edwin S. Hetherington	16,588	(4)	—
Nicholas J. Novasic	3,690	(5)	—
Robert M. Riggs	16,106	(6)	—
Guy N. Sanders	—		—
Duncan J.C. Scott	—		—
Charles N.C. Sherwood	40,000		—
James B. Sherwood	1,024,096	(7)	3.8%
Michael J.L. Stracey	—		—
All directors and executive officers as a group (15 persons)	1,102,805	(8)	4.1%

(1)
Comprised of Class A shares over which the director or executive officer has sole voting and dispositive power, unless otherwise indicated.

(2)
The percentage of Class A shares for each person and the group shown in this table is based on the 26,098,705 Class A shares outstanding on March 21, 2005, plus the Class A shares issuable upon exercise of stock options on Class A shares held by that person or group and Class A shares issuable upon conversion of the Class B shares beneficially owned by that person or the group. Each shareholding is less than 1% except as indicated.

(3)
Comprised of 2,000 Class A shares over which Mr. Campbell has shared voting and dispositive power.

(4)
Comprised of 11,538 Class A shares plus 50 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Hetherington has sole voting and dispositive power, and options on 5,000 Class A shares under the Company's 1997 Stock Option Plan.

(5)
Comprised of 3,000 Class A shares over which Mr. Novasic has sole voting and dispositive power and 690 Class A shares, including 490 Class A shares issuable upon conversion of a like number of Class B shares, over which he has shared voting and dispositive power.

(6)
Comprised of 15,040 Class A shares over which Mr. Riggs has sole voting and dispositive power and 1,066 Class A shares over which Mr. Riggs has shared voting and dispositive power.

(7)
Comprised of 30,500 Class A shares plus 978,596 Class A shares issuable upon conversion of a like number of Class B shares, over all of which Mr. Sherwood has sole voting and dispositive power, and options on 15,000 Class A shares under the Company's 1997 Stock Option Plan.

(8)
Includes 978,596, 490 and 50 Class A shares issuable upon conversion of a like number of Class B shares owned by Messrs. Sherwood, Novasic and Hetherington, respectively, and 20,000 Class A shares optioned under the Company's 1997 Stock Option Plan held by Messrs. Sherwood and Hetherington.

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

Name	No. of Class A Shares		No. of Class B Shares	Combined Voting Power
Contender	—		12,900,000	76.0%
J.B. Sherwood	45,500	(1)	978,596	5.8%
Smith	2,222,900		—	1.3%
Reed Conner	2,121,544		—	1.2%
Rutabaga	1,407,600		—	0.8%
All directors and executives as a group (15 persons)	123,669	(2)	13,879,136	81.8%

(1)
Comprised of 30,500 Class A shares plus 15,000 Class A shares optioned under the Company's 1997 Stock Option Plan.

(2)
Includes 20,000 Class A shares optioned under the Company's 1997 Stock Option Plan.

        In general, matters subject to approval of shareholders require a majority vote of the Class A and Class B shares voting together as a single class. Holders of Class B shares have one vote per share for most matters submitted to a vote of shareholders, and holders of Class A shares have one-tenth of one vote.

        Contender and the Company's directors and executive officers hold in total approximately 35% in number of the outstanding Class A and Class B shares having approximately 82% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders. Other shareholders, accordingly, hold approximately 65% in number of the common shares having about 18% of combined voting power in the Company.

        Under Bermuda law, the Class B shares owned by Contender (representing approximately 76% of the combined voting power) are outstanding and may be voted by that subsidiary. The investment by Contender in Class B shares and the manner in which it votes those shares are determined by the members of its Board of Directors (two of whom are also directors and an officer of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary. Contender, therefore, has the ability to elect at least a majority of the members of the Board of Directors of the Company and to control the outcome of most matters submitted to a vote of the Company's shareholders.

        With respect to a number of matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it harder for a third party to acquire SCL without the consent of the Company's Board of Directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for "business combination" transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company's Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Also, the rights to purchase series A junior preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have antitakeover effects. See Note 17(c) to the Financial Statements. Although SCL management believes these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the Company's Board of Directors, these provisions apply even if the offer may be considered beneficial by many shareholders.

        Information responding to Item 201(d) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 13.    Certain Relationships and Related Transactions

        See Note 23 to the Financial Statements (Item 8 above) regarding related party transactions.

Agreements with Orient-Express Hotels Ltd.

        In connection with the initial public offering of OEH shares in August 2000 and in anticipation of the separation of the two companies, SCL and OEH entered into the following agreements which remain relevant:

  Services Agreement

        SCL and OEH entered into a services agreement covering the provision to OEH of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, and information technology. OEH also occupies space in offices leased by various subsidiaries of the Company in London and overseas. For these services, OEH pays a fee plus reimbursements approximating the costs of SCL in providing the services. OEH may terminate these arrangements on one year's notice.

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

  Services Agreement

        Like the services agreement between SCL and OEH described above, SCL provides GE SeaCo with accounting, human resources, insurance, legal, information technology, pension benefit and other administrative services and shares office space with GE SeaCo personnel, all under a services agreement. GE SeaCo pays a fee plus reimbursements approximating the costs of SCL in providing the services. The agreement has an indefinite term until SCL's interest in GE SeaCo falls below 20%.

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

ITEM 14.    Principal Accountant Fees and Services

        The following table presents the fees of Deloitte & Touche LLP, SCL's independent auditor (a registered public accounting firm), for audit and permitted non-audit services in 2004 and 2003:

	2004	2003
Audit fees	$3,200,000	$2,110,000
Audit-related fees	275,000	275,000
Tax fees	741,000	665,000
All other fees	—	—

Total	$4,216,000	$3,050,000

        Audit services consist of work performed in connection with the audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, and consents and comfort letters for SEC registration statements.

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

        Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories. There were none provided in 2003 and 2004.

        The Audit Committee of the Company's Board of Directors has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor. Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor. For 2004 and 2003, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

		Page Number
1.	Financial Statements
	Reports of independent registered public accounting firm	52
	Consolidated financial statements—years ended December 31, 2004, 2003 and 2002:
	Balance sheets (December 31, 2004 and 2003)	55
	Statements of operations	56
	Statements of cash flow	57
	Statements of shareholders' equity	58
	Notes to financial statements	59
2.	Financial Statement Schedule
	Schedule II—Valuation and qualifying accounts (years ended December 31, 2004, 2003 and 2002)	107
3.	Exhibits. The index to exhibits appears below, on the pages immediately following the signature pages to this report.

Sea Containers Ltd. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year ended December 31, 2004: Allowance for doubtful accounts	$9,790,000	$1,043,000	$172,000	(2)	$5,838,000	(1)	$4,942,000
			$(237,000	)(3)
			$12,000	(5)
Year ended December 31, 2003: Allowance for doubtful accounts	$9,365,000	$2,242,000	$305,000	(2)	$2,959,000	(1)	$9,790,000
			$842,000	(3)
			$(5,000	)(4)
Year ended December 31, 2002: Allowance for doubtful accounts	$8,037,000	$1,482,000	$246,000	(2)	$1,535,000	(1)	$9,365,000
			$1,572,000	(3)
			$58,000	(5)
			$(495,000	)(6)

(1)
Bad debts written off, net of recoveries.

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

Dated: March 31, 2005	SEA CONTAINERS LTD.
	By:	/s/ JAMES B. SHERWOOD James B. Sherwood President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 31, 2005

Name	Title

/s/ JOHN D. CAMPBELL John D. Campbell	Director
/s/ IAN C. DURANT Ian C. Durant	Senior Vice President-Finance and Chief Financial Officer (Principal Accounting Officer)
/s/ W. MURRAY GRINDROD W. Murray Grindrod	Director
/s/ ROBERT M. RIGGS Robert M. Riggs	Director
/s/ CHARLES N.C. SHERWOOD Charles N.C. Sherwood	Director
/s/ JAMES B. SHERWOOD James B. Sherwood	President and Director (Principal Executive Officer)
/s/ MICHAEL J.L. STRACEY Michael J.L. Stracey	Director

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description
2	Exhibit 2 to July 18, 2003 Form 8-K Current Report (File No. 1-7560).	Agreement for Sale and Purchase of Sea Containers Isle of Man Ltd. dated July 14, 2003 among Sea Containers Ltd., Sea Containers Ports and Ferries Ltd. and Windwood Ltd.
3(a)	Exhibit 3(a) to June 30, 1992 Form 10-Q Quarterly Report (File No. 1-7560).	Memorandum of Association, Certificate of Incorporation and Memoranda of Increase of Share Capital, as amended through June 24, 1992.
3(b)	Exhibit 3(b) to 2003 Form 10-K Annual Report (File No. 1-7560).	Bye-Laws, as amended through June 6, 2001.
4(a)	Exhibit 6 to Amendment No. 3 dated June 5, 1998 to Form 8-A Registration Statement (File No. 1-7560).	Rights Agreement between Sea Containers Ltd. and BankBoston N.A., as Rights Agent, dated as of May 9, 1988 and amended and restated as of June 1, 1998.
4(b)	Exhibit 4(b) to June 30, 1998 Form 10-Q Quarterly Report (File No. 1-7560).	Certificate of Designation of Terms of $7.25 Convertible Cumulative Preferred Shares.
4(c)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-8458.	Indenture dated February 1, 1998 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 7 7/8% Senior Notes Due 2008.
4(d)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-11040.	Indenture dated October 1, 1999 between Sea Containers Ltd. and United States Trust Company of New York, Trustee, relating to 10 3/4% Senior Notes Due 2006.
4(e)	Exhibit 4.1 to April 28, 2004 Form 8-K Current Report (File No. 1-7560).	Indenture dated May 1, 2004 between Sea Containers Ltd. and The Bank of New York, Trustee, relating to Debt Securities issuable from time to time.
4(f)	Exhibit 4.2 to April 28, 2004 Form 8-K Current Report (File No. 1-7560).	Officers' Certificate dated May 3, 2004 relating to 10 1/2% Senior Notes Due 2012 pursuant to Exhibit 4(e).
4(g)	Exhibit 4.1 to September 30, 2001 Form 10-Q Quarterly Report (File No. 1-7560).	Amended and Restated Indenture dated July 16, 2001 between Sea Containers SPC Ltd. and The Bank of New York, Trustee.
4(h)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-103995.	Indenture dated June 1, 2003 between Sea Containers Ltd. and The Bank of New York, Trustee, relating to 13% Senior Notes Due 2006.

4(i)	Exhibit 4.2 to Form S-4 Registration Statement No. 333-103999.	Indenture dated July 1, 2003 between Sea Containers Ltd. and The Bank of New York, Trustee, relating to 12 1/2% Senior Notes Due 2009.
4(j)	Exhibit 10.1 to September 30, 2003 Form 10-Q Quarterly Report (File No. 1-7560).	Term Loan and Revolving Credit Facility Agreement dated November 5, 2003 among Silja Oy Ab, certain Silja subsidiaries and a syndicate of lending banks.
4(k)	Exhibit 10.2 to September 30, 2003 Form 10-Q Quarterly Report (File No. 1-7560).	Loan Facility Agreement dated November 5, 2003 among Sea Containers Ltd., Silja Oy Ab, certain Silja subsidiaries and a syndicate of lending banks.

SCL has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of SCL on a consolidated basis. The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.
10(a)	Exhibit 10(a) to 1988 Form 10-K Annual Report (File No. 1-7560).	Supplement to Terms of Employment of James B. Sherwood and Edwin S. Hetherington.
10(b)	Exhibit 10(b) to 1997 Form 10-K Annual Report (File No. 1-7560).	Supplement to Terms of Employment of James A. Beveridge.
10(c)	Exhibit 10(h) to 1991 Form 10-K Annual Report (File No. 1-7560).	Sea Containers Ltd. 1991 Stock Appreciation Rights Plan.
10(d)	Exhibit 10(a) to September 30, 1998 Form 10-Q Quarterly Report (File No. 1-7560).	Sea Containers Ltd. 1997 Stock Option Plan.
10(e)		Sea Containers Ltd. 2004 Stock Option Plan.
10(f)	Exhibit 10(i) to 1997 Form 10-K Annual Report (File No. 1-7560).	Omnibus Agreement dated March 19, 1998 among Sea Containers Ltd., GE SeaCo SRL, Genstar Container Corp. and GE Capital Container SRL (without Attachments).
10(g)	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10(h)	Exhibit 10.6 to 2001 Form 10-K Annual Report of Orient-Express Hotels Ltd. (File No. 1-16017).	Amendment of Services Agreement dated January 1, 2001 (Exhibit 10(g) above).
10(i)	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.

10(j)	Exhibit 2.5 to Form S-1 Registration Statement No. 333-12030.	Noncompete Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10(k)		InterCity East Coast Franchise Agreement dated March 18, 2005 between Strategic Rail Authority and Great North Eastern Railway Ltd.
10(l)		Conditions Precedent Agreement dated March 18, 2005 between Strategic Rail Authority and Great North Eastern Railway Ltd.
10(m)		Definitions Agreement dated March 18, 2005 between Strategic Rail Authority and Great North Eastern Railway Ltd.
11		Statement of computation of per share earnings.
12		Statement of computation of ratios.
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-7560).	Code of Business Practices for Principal Executive, Financial and Accounting Officers.
21		Subsidiaries of Sea Containers Ltd.
23		Consents of Deloitte & Touche LLP relating to Form S-3 Registration Statement No. 33-76840 and Form S-8 Registration Statement No. 333-13356.
31		Rule 13a-14(a)/15d-14(a) Certifications.
32		Section 1350 Certification.
99(a)	Exhibit 28 to 1987 Form 10-K Annual Report (File No. 1-7560).	Undertakings to be incorporated by reference into Form S-8 Registration Statement No. 33-29576.
99(b)		Item 1-Business from 2004 Form 10-K Annual Report of Orient-Express Hotels Ltd. (File No. 1-16017).
99(c)		Corporate Governance Guidelines of Sea Containers Ltd.

QuickLinks

PART I
  ITEM 1. Business
FERRY OPERATIONS
RAIL OPERATIONS
CONTAINER LEASING
ORIENT-EXPRESS HOTELS
OTHER SCL ACTIVITIES
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 8. Financial Statements and Supplementary Data
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
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
Sea Containers Ltd. and Subsidiaries Schedule II—Valuation and Qualifying Accounts
SIGNATURES
EXHIBIT INDEX