Form 10-Q
period 2005-03-31
SEA CONTAINERS LTD /NY/
filed 2005-05-10
CIK 88095

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005, or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to

Commission file number 1-7560

SEA CONTAINERS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0038412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
22 Victoria Street P.O. Box HM 1179 Hamilton HMEX, Bermuda
(Address of principal executive offices)	(Zip Code)
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

        As of April 30, 2005, 26,099,205 Class A common shares and 14,365,395 Class B common shares of Sea Containers Ltd. were outstanding including 12,900,000 Class B shares owned by a subsidiary of the registrant.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Sea Containers Ltd. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31, 2005	December 31, 2004
	$000	$000
Assets
Cash and cash equivalents	174,455	129,079
Restricted cash	18,443	17,056
Accounts receivable, net of allowances of $4,732 and $4,942	128,287	117,531
Due from related parties	29,772	38,030
Prepaid expenses and other	32,427	27,604
Inventories	40,909	43,001
Current portion of equipment sale receivables, net	9,376	8,448

Total current assets	433,669	380,749
Long-term equipment sale receivables, net	8,570	7,641
Advances on asset purchase contracts	5,119	13,586
Property plant and equipment, net of accumulated depreciation of $806,571 and $793,153	1,755,170	1,815,527
Investments	342,312	397,755
Goodwill	18,863	18,725
Other intangible assets, net	56,333	57,351
Other assets	53,746	44,766

Total assets	2,673,782	2,736,100

Liabilities and Shareholders' Equity
Credit facilities	1,100	305
Accounts payable	128,164	145,733
Accrued liabilities	235,243	254,533
Deferred revenue	17,785	14,545
Current portion of long-term debt and capital leases	151,051	165,825

Total current liabilities	533,343	580,941
Long-term debt and obligations under capital leases	918,095	958,237
Senior notes	406,645	406,513

Total liabilities	1,858,083	1,945,691

Minority interest	1,912	1,646

Preferred shares $.01 par value (15,000,000 shares authorized):
Issued—150,000 $7.25 convertible cumulative preferred shares (liquidation value of $100 per share)	15,000	15,000

Shareholders' equity:
Class A common shares $.01 par value (60,000,000 shares authorized): Issued—26,098,705 shares (2004—23,655,054)	260	236
Class B common shares $.01 par value (60,000,000 shares authorized): Issued—14,365,895 shares (2004—14,388,295)	144	144
Paid-in capital	500,256	459,660
Retained earnings	856,544	863,983
Accumulated other comprehensive loss	(167,156)	(158,999)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary—12,900,000 shares at cost	(391,261)	(391,261)

Total shareholders' equity	798,787	773,763

Commitments and contingencies	—	—

	2,673,782	2,736,100

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statements of Consolidated Operations (unaudited)

Three months ended March 31,	2005	2004
	$000	$000
Revenue:
Passenger transport	340,043	342,279
Container operations	36,593	25,858
Other operations	4,976	5,141

Total revenue	381,612	373,278

Expenses:
Depreciation and amortization:
Passenger transport	(20,061)	(17,565)
Container operations	(11,240)	(11,191)
Other operations	(303)	(292)

Total depreciation and amortization	(31,604)	(29,048)

Operating:
Passenger transport	(295,006)	(278,695)
Container operations	(20,328)	(12,176)
Other operations	(2,729)	(3,008)

Total operating	(318,063)	(293,879)

Selling, general and administrative:
Passenger transport	(56,762)	(49,096)
Container operations	(3,352)	35
Other operations	(10,669)	(6,560)

Total selling, general and administrative	(70,783)	(55,621)

Total expenses	(420,450)	(378,548)

Earnings from investment in GE SeaCo	7,330	6,841
Losses on asset sales	(1,156)	—

(Losses)/earnings from operations before net finance costs	(32,664)	1,571
Interest expense, net of capitalized interest	(21,853)	(21,677)
Interest and related income	719	947

Net finance costs	(21,134)	(20,730)

Losses from operations before income taxes	(53,798)	(19,159)
Benefit from income taxes	7,069	4,500

Losses from operations before losses from investment in Orient-Express Hotels Ltd., net of tax, gain on sale of Orient-Express Hotels Ltd. shares and earnings from other equity investments	(46,729)	(14,659)
Losses from investment in Orient-Express Hotels Ltd., net of tax	(904)	(1,937)
Gain on sale of Orient-Express Hotels Ltd. shares	41,099	—
Earnings from other equity investments, net of tax	—	18

Net losses	(6,534)	(16,578)
Preferred share dividends	(272)	(272)

Net losses on class A and class B common shares	(6,806)	(16,850)

Losses per class A and class B common share:
Basic and diluted	(0.26)	(0.73)

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (unaudited)

Three months ended March 31,	2005	2004
	$000	$000
Cash flows from operating activities:
Net losses	(6,534)	(16,578)

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,604	29,048
Losses from sale of assets	(1,156)	—
Gain on sale of OEH shares by SCL	(41,099)	—
Undistributed earnings of affiliates	(6,066)	(4,623)
Non-cash items	(8,210)	(3,253)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables	(16,425)	(8,581)
Decrease in inventories	978	2,357
Decrease in accounts payable, accrued liabilities and other liabilities	(19,183)	(19,658)

Total adjustments	(57,245)	(4,710)

Net cash used in operating activities	(63,779)	(21,288)

Cash flows from investing activities:
Capital expenditures	(21,254)	(12,488)
Proceeds from sale of fixed assets and other	5,068	1,905
Sale of OEH shares by SCL	108,900	—

Net cash provided by/(used in) investing activities	92,714	(10,583)

Cash flows from financing activities:
Issuance of common shares	40,620	10,810
Issuance of long-term debt, net	6,816	29,454
Principal payments under long-term debt	(33,866)	(46,756)
Payment of preferred share dividends	(272)	(272)
Payment of common share dividends	(633)	(572)
Working capital facilities and redrawable loans drawn/(repaid)	7,420	(3,052)

Net cash provided by/(used in) financing activities	20,085	(10,388)

Effect of exchange rate changes on cash and cash equivalents	(3,644)	2,384

Net increase/(decrease) in cash and cash equivalents	45,376	(39,875)
Cash and cash equivalents at beginning of period	129,079	205,313

Cash and cash equivalents at end of period	174,455	165,438

See notes to consolidated financial statements.

Sea Containers Ltd. and Subsidiaries
Statement of Changes in Consolidated Shareholders' Equity and Comprehensive Loss
(unaudited)

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held by a Subsidiary	Total Comprehensive Loss
	$000	$000	$000	$000	$000	$000	$000
Balance, January 1, 2005	236	144	459,660	863,983	(158,999)	(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	5	—	—	—
Issuance of class A common shares under employee stock option plan	—	—	167	—	—	—
Issuance of class A common shares in public offering, net of issuance costs	24	—	40,424	—	—	—
Dividends on common and preferred shares	—	—	—	(905)	—	—
Comprehensive income (loss):
Net losses for the period	—	—	—	(6,534)	—	—	(6,534)
Foreign currency translation adjustments	—	—	—	—	(20,844)	—	(20,844)
Change in fair value of derivative financial instruments	—	—	—	—	2,140	—	2,140
Gain on sale of OEH common shares by OEH, net of costs	—	—	—	—	10,547	—	10,547

							(14,691)

Balance, March 31, 2005	260	144	500,256	856,544	(167,156)	(391,261)

See notes to consolidated financial statements

Sea Containers Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.     Basis of financial statement presentation

        For purposes of these Notes, the "Company" refers to Sea Containers Ltd., and "SCL" refers to Sea Containers Ltd. and its subsidiaries. "OEH" refers to Orient-Express Hotels Ltd., a 25% equity investment of the Company engaged in the hotel and leisure business. "GE SeaCo" refers to GE SeaCo SRL, a 50%/50% container leasing joint venture company between the Company and General Electric Capital Corporation accounted for under the equity method. "GNER" refers to Great North Eastern Railway Ltd., a wholly-owned subsidiary of the Company and operator of SCL's passenger rail franchise in Great Britain. "Silja" refers to Silja Oy Ab, a wholly-owned subsidiary of the Company based in Finland engaged in ferry operations in the Baltic Sea.

(a) Accounting policies

        For a description of significant accounting policies, see the Notes to the consolidated financial statements in the Company's 2004 Form 10-K annual report. As of March 31, 2005, these significant accounting policies have not changed from December 31, 2004. The condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the U.S. Securities Exchange Commission. "SFAS" means a Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the Financial Accounting Standards Board.

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

        Equity in earnings of GE SeaCo is presented within earnings from operations in the statements of consolidated operations due to the integral nature of GE SeaCo's operations to SCL's consolidated operations as both companies are engaged in the container leasing business operated in a similar manner with similar management. SCL provides corporate and administrative services and leases containers to GE SeaCo (see Note 15). In addition, certain officers of the Company are also officers of GE SeaCo, including the Chairman and Chief Financial Officer. Equity in earnings of OEH is presented below earnings after tax in the statements of consolidated operations because OEH's operations are not considered integral to SCL's operations.

        Certain reclassifications have been made to the 2004 financial statements to conform to the classifications in the 2005 financial statements. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2005 and 2004, which are all of a normal recurring nature, have been reflected in the information provided. Due to the seasonal nature of SCL's business, operating results of the interim period are not indicative of a full year's operating results.

(b) Losses per share

        The number of shares used in computing basic and diluted losses per share was as follows:

Three months ended March 31,	2005	2004
	'000	'000
Basic	26,687	22,955
Effect of dilution	—	—

Diluted	26,687	22,955

        Options to purchase 123,771 and 136,538 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively, because to do so would have been anti-dilutive for the periods presented. In addition, 478,622 class B common shares issuable on conversion of convertible preferred shares were excluded from the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(c) Stock-based compensation

        SCL's compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares, in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. If compensation cost for the Company's stock option plans had been determined based on fair values as of the date of grant, SCL's net losses and losses per share would have been reported as follows:

Three months ended March 31,		2005	2004
		$000	$000
Net losses on class A and class B common shares:
As reported		(6,806)	(16,850)
Add:	Total stock-based employee compensation expense included in reported net losses on class A and class B common shares	—	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method, net of related tax	(131)	(90)

Pro forma		(6,937)	(16,940)

Basic and diluted losses per share:
As reported:
Basic and diluted		$(0.26)	$(0.73)

Pro forma:
Basic and diluted		$(0.26)	$(0.74)

        The pro forma figures in the preceding tables may not be representative of amounts in future years.

(d) Dividends

        On January 21 and April 20, 2005, the Company declared a quarterly dividend of $0.025 per class A common share and $0.0225 per class B common share payable February 22 and May 20, 2005, respectively.

(e) Recent accounting pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No 123R, "Share-Based Payment", requiring employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS

No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

        In March 2005, the Financial Accounting Standards Board issued FIN 46R-5, "Implicit Variable Interests", under FIN 46, "Consolidation of Variable Interest Entities". FIN 46R-5 provides guidance for a reporting enterprise that holds an implicit variable interest in a variable interest entity and is also a related party to other variable interest holders. This guidance requires that if the aggregate variable interests held by the reporting enterprise and its related parties would, if held by a single party, identify that party as a primary beneficiary, then the party within the related party group that is most closely associated with the variable interest entity is the primary beneficiary. The effective date of FIN 46R-5 is the first reporting period beginning after March 3, 2005 with early application permitted for periods for which financial statements have not been issued. The Company is currently evaluating FIN 46R-5 and the impact on its financial statements.

(f) Pensions

        Components of net periodic pension benefit cost for SCL's four defined benefit plans are as follows:

Three months ended March 31,	2005	2004
	$000	$000
Service cost	1,250	1,228
Interest cost	3,816	3,485
Expected return on plan assets	(3,561)	(3,063)
Amortization of prior service cost	33	13
Amortization of net loss	1,371	1,308

Net periodic benefit cost	2,909	2,971

        As reported in Note 13 to the financial statements in the Company's 2004 Form 10-K annual report, SCL expected to contribute $10,406,000 to its pension plans in 2005. As of March 31, 2005, pension contributions of $2,306,000 have been made. SCL anticipates contributing an additional $7,317,000 to fund its pension plans in 2005 for a total of $9,623,000.

2.     Sale of assets and OEH shares

        In March 2005, the Company sold in the U.S. in a registered public offering 4,500,000 existing OEH class A common shares owned by the Company, realizing net proceeds of approximately $108,500,000 resulting in a gain of $41,099,000. Also in March 2005, OEH sold 5,050,000 newly issued OEH class A common shares in the same public offering. After both these sales, SCL's remaining equity interest in OEH is approximately 25%. As a result of the sale of OEH shares by OEH, SCL recognized a gain in the three months ended March 31, 2005 of $10,547,000, which was recorded directly to shareholders' equity in respect of the offering in accordance with the provisions of SEC Staff Accounting Bulletin No. 51.

        Container disposals in the three months ended March 31, 2005 resulted in a loss of $1,156,000. There were no disposal losses for the same period of 2004.

3.     Acquisitions

        In July 2004, SCL acquired container depot and service operations and logistics operations (primarily refrigerated container forwarding) in Australia and New Zealand from the Owens Group for the purpose of expanding SCL's existing container activities in that region. The purchase price was approximately $9,179,000. The cash price was financed partly with a bank loan.

        This acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities using estimated fair values at the date of acquisition and goodwill of $6,353,000 has been recognized on a preliminary basis. Management is in the process of finalizing the allocation of the purchase price to intangible assets. As a result, certain amounts currently classified in goodwill could be reclassified as separately identifiable intangible assets that are finite in nature and subject to amortization. In addition, the preliminary amounts assigned to certain assets and liabilities may be adjusted upon final valuation. Management plans to finalize the allocation during the first half of 2005. The following table shows the preliminary allocation of the purchase price:

March 31,	2005
$000
Cash	176
Other current assets	2,497
Property, plant and equipment	1,759
Goodwill	6,353

10,785
Purchase price, including the carrying value of the existing investments	9,179

Liabilities assumed	1,606

        Since the date of acquisition, the results of operations have been included in the consolidated results of SCL. The pro forma impact on results, had this acquisition occurred on January 1, 2004, is not material.

4.     Investments

        Investments represent equity interests of 20% to 50% in any unconsolidated companies. SCL does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. SCL's principal equity investees are as follows:

GE SeaCo SRL

        GE SeaCo and its subsidiaries are engaged in the container leasing business. The Company and General Electric Capital Corporation each have a 50% interest in GE SeaCo. See Note 15 regarding transactions between SCL and GE SeaCo.

Orient-Express Hotels Ltd.

        OEH and its subsidiaries are engaged in the hotel and leisure business. SCL has accounted for its investment in OEH under the equity method of accounting since 2002, and currently has a 25% equity interest (see Note 2). The value of SCL's investment based on the quoted market price of OEH shares at March 31, 2005 was $258,476,000 (December 31, 2004—$295,268,000). See Note 15 regarding transactions between SCL and OEH.

        Summarized financial data of the companies for which SCL has equity-method investments for the periods during which the investments were held are as follows:

	March 31, 2005	December 31, 2004
	$000	$000
Current assets	258,610	285,555
Property, plant and equipment, net	2,039,865	1,903,775
Other assets	225,271	197,246

Total assets	2,523,746	2,386,576

Current liabilities	557,781	506,768
Long-term debt	1,050,272	1,037,050
Other liabilities	33,556	78,267
Total shareholders' equity	882,137	764,491

Total liabilities and shareholders' equity	2,523,746	2,386,576

Three months ended March 31,	2005	2004
	$000	$000
Revenue	125,177	96,183

Earnings from operations before net finance costs	22,929	14,184

Net earnings	13,103	9,077

5.     Property, plant and equipment, net

        The major classes of property, plant and equipment are as follows:

	March 31, 2005	December 31, 2004
	$000	$000
Containers	900,412	900,992
Ships	1,365,826	1,413,959
Freehold and leased land and buildings	94,660	91,315
Machinery and equipment	62,041	64,567
Fixtures, fittings and office equipment	138,802	137,847

	2,561,741	2,608,680

Less accumulated depreciation:
Containers	(465,010)	(460,625)
Ships	(191,529)	(184,962)
Freehold and leased land and buildings	(22,849)	(21,801)
Machinery and equipment	(42,295)	(42,730)
Fixtures, fittings and office equipment	(84,888)	(83,035)

	(806,571)	(793,153)

	1,755,170	1,815,527

        The major classes of assets under capital leases are as follows:

	March 31, 2005	December 31, 2004
	$000	$000
Leased land and buildings	12	18
Machinery and equipment	1,730	9,176
Fixtures, fittings and office equipment	39,233	36,798

	40,975	45,992

Less accumulated depreciation:
Leased land and buildings	(12)	(18)
Machinery and equipment	(859)	(4,132)
Fixtures, fittings and office equipment	(25,360)	(23,861)

	(26,231)	(28,011)

	14,744	17,981

        Depreciation expense for the three months ended March 31, 2005 and 2004 was $26,613,000 and $25,409,000, respectively.

6.     Intangible assets and goodwill

        Intangible assets and goodwill consist of the following:

	March 31, 2005	December 31, 2004
	$000	$000
Intangible assets and goodwill not subject to amortization:
Goodwill	18,863	18,725
Trademark	33,450	33,450

	52,313	52,175

Intangible assets subject to amortization:
Other intangibles at cost	53,644	53,644
Less: accumulated amortization	(30,761)	(29,743)

	22,883	23,901

Total	75,196	76,076

        Amortization expense related to intangible assets subject to amortization was approximately $1,017,000 and $899,000 for the three month period ended March 31, 2005 and 2004, respectively. Amortization for the succeeding five years is expected to be approximately $3,500,000 annually.

        The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

	Ferry Segment	Rail Segment	Container Segment	Other Segment	Total
	$000	$000	$000	$000	$000
Balance as of January 1, 2005	1,946	—	12,094	4,685	18,725
Foreign currency translation	—	—	231	(93)	138

Balance as of March 31, 2005	1,946	—	12,325	4,592	18,863

7.     Long-term debt and obligations under capital leases (other than senior notes)

        (a)   Long-term debt

        Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	$000	$000
Notes and loans on containers payable over periods of 1 to 8 years, with a weighted average interest rate of 5.29% and 5.30%, respectively	244,748	250,735
Mortgage loans on ships payable over periods of 1 to 13 years, with a weighted average interest rate of 3.71% and 3.69%, respectively	757,365	800,150
Bank loans on real estate and other fixed assets payable over periods of 1 to 9 years, with a weighted average interest rate of 6.05% and 5.74%, respectively	57,444	61,847
Obligations under capital leases (see Note 7(b))	9,589	11,330

	1,069,146	1,124,062
Less current portion	151,051	165,825

	918,095	958,237

Notes and loans on containers

        Containers are secured to financial institutions as collateral for debt obligations.

        Included in long-term debt is a facility secured on container equipment. A bankruptcy-remote subsidiary of the Company formed to facilitate asset securitization issued a senior note which is non-recourse to the Company and its other subsidiaries. The senior note began its nine-year amortization schedule in October 2002 and, in January 2004, began early amortization requiring all net cash flow of the subsidiary to be used to pay down principal. In addition, the Company issued an effectively subordinated note which began its five-year amortization period in October 2001 and has been substantially repaid. The overall interest rate is approximately 1.10% to 1.31% over LIBOR, and a significant portion of the facility has been hedged at a rate of 5.45%. At March 31, 2005, $159,610,000 (December 31, 2004—$168,400,000) was outstanding under this facility.

        In October 2004, SCL entered into a maximum $85,000,000 revolving credit facility with a group of banks secured by container equipment. The facility reduces as the container security depreciates. SCL may borrow on a revolving basis until October 2007, including with additions of new collateral, and must repay the balance outstanding at that date. Interest on the facility ranges from 2.25% to 2.75% over LIBOR. At March 31, 2005, $62,917,000 (December 31, 2004—$81,500,000) was outstanding under this facility.

Mortgage loans on ships

        Ship loans are secured by mortgages on the respective vessels.

        In November 2003, Silja entered into a $463,500,000 term loan and revolving credit facility agreement with a syndicate of banks, and the Company entered into a related $73,400,000 loan facility agreement with the same syndicate. The non-revolving credit portion of the Silja loan is repayable in instalments with interest on both portions at EURIBOR plus 1.625% and a final maturity in October 2010. The Company loan is also repayable in instalments with interest at EURIBOR plus 2.125% maturing in October 2008. The primary security for both facilities are mortgages on certain of Silja's ships, with the Company loan subordinated to the Silja loan. The loans are cross-guaranteed by

Silja and SCL. At March 31, 2005, $439,911,000 (December 31, 2004—$511,077,000) was outstanding under these credit facilities.

Bank loans on real estate and other fixed assets

        In November 2004, SCL entered into a $120,000,000 revolving credit facility with a syndicate of banks, principally secured by the Company's shares in OEH. This facility is available for general corporate purposes and carries an interest rate of 2.5% above LIBOR. The final maturity of any amounts borrowed is in July 2007, and $20,000,000 was outstanding at March 31, 2005 (December 31, 2004—$20,000,000).

        At March 31, 2005, SCL was in compliance with all credit and financing agreements evidencing its long-term debt. These requirements included financial covenants to maintain specified minimum debt service coverage, minimum interest coverage and minimum net worth and not to exceed specified leverage. The carrying value of the long-term debt approximated its fair value due to the variable-rate nature of the respective borrowings.

        The following is a summary of the aggregate maturities of long-term debt at March 31, 2005:

Year ending December 31,
$000
2006	145,232
2007	204,325
2008	117,428
2000	100,322
2010 and thereafter	350,788

918,095

        The Company has guaranteed through 2010 one half of a $7,141,000 bank loan of Speedinvest Ltd., owner of an Adriatic Sea fast ferry in which SCL has a 50% interest. This guarantee existed prior to December 30, 2002.

        (b)   Obligations under capital leases

        The following is a schedule of future minimum lease payments under capital leases together with the present value of the minimum lease payments at March 31, 2005:

Year ending December 31,
$000
2005	4,036
2006	3,928
2007	1,953
2008	236

Minimum lease payments	10,153
Less: amount of interest contained in above payments	564

Present value of minimum lease payments	9,589

        The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases. In the normal course of business, SCL has an option to purchase certain leases at a bargain purchase option. In other cases, the leases will be renewed upon expiration.

8.     Income taxes

        Income taxes provided by the Company relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The benefit from/(provision for) income taxes consists of the following:

	Three months ended March 31, 2005
	Current	Deferred	Total
	$000	$000	$000
United States	5	586	591
Other foreign	(783)	7,261	6,478

	(778)	7,847	7,069

	Three months ended March 31, 2004
	Current	Deferred	Total
	$000	$000	$000
United States	(19)	242	223
Other foreign	(232)	4,509	4,277

	(251)	4,751	4,500

        The Company is incorporated in Bermuda which does not impose an income tax. SCL's effective tax rate is entirely due to income taxes imposed by jurisdictions in which SCL conducts business other than Bermuda.

        SCL's earnings from its investment in GE SeaCo are stated before SCL's share of GE SeaCo's income tax expense. The current other foreign income tax expense of $783,000 (2004—$233,000) includes a charge of $300,000 (2004—$300,000) being SCL's share of GE SeaCo's income tax expense.

        The net deferred tax assets/(liabilities) recognized in the consolidated balance sheets at the period end are comprised of the following:

	March 31, 2005	December 31, 2004
	$000	$000
Gross deferred tax assets	103,174	94,651
Less: Valuation allowance	(31,687)	(31,687)

Deferred tax assets	71,487	62,964
Deferred tax liabilities	(54,837)	(53,913)

Net deferred tax assets	16,650	9,051

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

        The net deferred tax assets at March 31, 2005 and December 31, 2004 are included in other assets.

9.     Supplemental cash flow information

	Three months ended March 31,
	2005	2004
	$000	$000
Cash paid for:
Interest	16,621	17,619

Income taxes	64	7,293

10.   Derivative financial instruments

(a)    Interest rate swap agreements

        SCL is exposed to interest rate risk on its floating rate debt. SCL's policy is to enter into interest rate swap agreements from time to time to hedge the variability in cash flows due to movements in interest rates. At March 31, 2005 and December 31, 2004, SCL had interest rate swaps that had been designated as cash flow hedges. Since their designation as cash flow hedges, changes in fair value that represent the effective portion of the swaps are accumulated in other comprehensive income/(loss). Amounts accumulated in other comprehensive income/(loss) will be reclassified into earnings as the hedged interest cash flows are accrued. During the three months ended March 31, 2005, approximately $480,000 was recognized in earnings as a result of ineffectiveness. The fair value of the swaps at March 31, 2005 and December 31, 2004 was a liability of $3,740,000 and $6,360,000, respectively.

(b)    Fuel swap agreements

        SCL uses commodity futures contracts from time to time to procure a portion of its fuel requirements and to hedge its exposure to volatility in fuel market prices. SCL has, when considered appropriate, entered into swap agreements to fix the price of fuel. At December 31, 2004, SCL had a fuel swap in place which matured over the next two months and had an immaterial fair value at December 31, 2004. The hedge was against a portion of fuel requirements of Silja ships in January and February 2005. This swap had not been designated as a hedge. SCL had no fuel swap agreements at March 31, 2005.

(c)    Foreign exchange risk management

        From time to time, SCL utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with SCL's international transactions. These contracts establish the exchange rates at which SCL will purchase or sell at a future date the contracted amount of currencies for specified foreign currencies. SCL utilizes forward contracts which are short-term in nature and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. No contracts were outstanding at March 31, 2005.

11.   Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows:

	March 31, 2005	December 31, 2004
	$000	$000
Foreign currency translation adjustment	(131,695)	(110,851)
Net change on derivative financial instruments	2,856	716
Minimum pension liability, net of tax	(48,864)	(48,864)
Gain on sale of OEH common shares by OEH, net of costs	10,547	—

	(167,156)	(158,999)

        During 2004, the net amount of $3,880,000 was reclassified from other comprehensive income to net losses related to derivative financial instruments.

        The components of other comprehensive income/(loss) are as follows:

	Three months ended March 31,
	2005	2004
	$000	$000
Net losses	(6,534)	(16,578)
Foreign currency translation adjustments	(20,844)	(4,230)
Change in fair value of derivatives	2,140	(2,500)
Gain on sale of OEH common shares by OEH, net of costs	10,547	—

Comprehensive income	(14,691)	(23,308)

12.   Commitments

        Outstanding contracts to purchase fixed assets were approximately $6,400,000 at March 31, 2005 (December 31, 2004—$6,000,000).

13.   Information concerning financial reporting for segments and operations in different geographical areas

        Financial information regarding SCL's business segments is as follows:

	Three months ended March 31,
	2005	2004
	$000	$000
Total revenue:
Ferry operations	125,339	142,074
Rail operations	214,704	200,205
Container operations	36,593	25,858
Other operations	4,976	5,141

	381,612	373,278

Depreciation and amortization:
Ferry operations	(14,777)	(13,157)
Rail operations	(5,284)	(4,415)
Container operations	(11,240)	(11,184)
Other operations	(303)	(292)

	(31,604)	(29,048)

Earnings/(losses) from operations before net finance costs:
Ferry operations	(36,950)	(14,188)
Rail operations	5,164	10,983
Container operations, including earnings from investment in GE SeaCo	9,003	9,495
Other operations	(1,287)	(1,018)
Losses from sale of assets	(1,156)	—
Corporate costs	(7,438)	(3,701)

	(32,664)	1,571
Net finance costs	(21,134)	(20,730)

Losses from operations before income taxes	(53,798)	(19,159)

        The identifiable assets of SCL's business segments are as follows:

	March 31, 2005	December 31, 2004
	$000	$000
Ferry operations	1,455,681	1,481,841
Rail operations	180,346	196,536
Container operations	825,297	783,813
Leisure operations	171,803	234,018
Other operations	40,655	39,892

	2,673,782	2,736,100

        Transactions between reportable segments are not material. The main factor SCL uses to identify its segments is similarity of the products and services provided.

14.   Contingencies

        As previously reported in Note 19 to the financial statements in the Company's 2004 Form 10-K report, there are a number of pending disputes between SCL and General Electric Capital Corporation ("GE Capital") relating to GE SeaCo the outcome of which might affect SCL's financial results. GE Capital, purporting to act on behalf of GE SeaCo, has taken steps seeking to terminate the Services Agreement pursuant to which SCL provides corporate and administrative services and office space to GE SeaCo. On April 28, 2005, the New York Supreme Court, New York County, acting on the application of SCL, issued a temporary restraining order preventing GE Capital from taking any action to terminate the Services Agreement pending a hearing which is scheduled for May 19, 2005 on SCL's application for a preliminary injunction. SCL is also initiating the dispute resolution procedures which are required prior to the commencement of arbitration proceedings regarding the alleged breaches of the Services Agreement. In order to preserve its rights under the Services Agreement pending resolution of the disputes by arbitration, SCL remitted to GE SeaCo $4,300,000 under protest in April 2005 which SCL will seek to recover in the arbitration.

        GE Capital has separately alleged that sales and administrative services provided by GE SeaCo with respect to certain SCL container leasing transactions have caused GE SeaCo to violate U.S. trade controls and that SCL owes GE SeaCo on account of those services. GE Capital has initiated the required dispute resolution procedures and stated that it intends to submit these allegations to arbitration. As a Bermuda company, the Company is not subject to U.S. trade controls, and contends that the support services provided by GE SeaCo do not cause GE SeaCo to violate U.S. trade controls and that, at the time of formation of GE SeaCo, the parties expected that GE SeaCo would provide these services without charge.

        The outcome of these disputes is not determinable and, therefore, no provision has been recorded at March 31, 2005.

15.   Related party transactions

        For the three months ended March 31, 2005, SCL earned revenue in connection with the lease and management agreements relating to SCL-owned containers provided to the GE SeaCo joint venture of $6,238,000 (2004—$5,584,000). Also in 2005, SCL incurred expenses under the services agreement with GE SeaCo by which SCL provides corporate and administrative services to the joint venture and for which GE SeaCo recognized and paid to SCL net amounts of $8,550,000 (2004—$8,246,000). For the three months ended March 31, 2005, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $1,477,000 (2004—$1,426,000). At March 31, 2005, a receivable of $21,906,000 (December 31, 2004—$30,718,000) remains outstanding from GE SeaCo in respect of all the above, which is included in the amount due from related parties on SCL's consolidated balance sheet and significantly all of which will be settled during the period ended June 30, 2005.

        For the three months ended March 31, 2005, subsidiaries of SCL received from OEH $1,523,000 (2004—$1,369,000) for the provision of various administrative services under a services agreement between SCL and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. At March 31, 2005, SCL had a receivable of $5,336,000 (December 31, 2004—$5,456,000) due from OEH, including the above, which is included in the amount due from related parties on SCL's consolidated balance sheet and significantly all of which will be settled during the period ended June 30, 2005.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis of the consolidated results of operations and financial condition of SCL should be read in conjunction with the consolidated financial statements and related notes thereto in this report. Dollar amounts in this analysis are rounded to millions, but per share calculations and percentages are calculated based on thousands. Accordingly, a recalculation of some per share amounts and percentages, if based on the rounded data, may be slightly different than the more precise amounts included herein.

I)     RESULTS OF OPERATIONS

        In the following tables and commentaries, SG&A expenses means selling, general and administrative expenses. The commentaries on variances refer to net variances after adjustment for the effect of foreign exchange where appropriate, unless otherwise stated.

I-A)    Summary of Consolidated Losses

        Net losses for the three months ended March 31, 2005 were $6.5 million compared to net losses of $16.5 million for the same period in 2004, although 2005 included approximately $41.1 million of gains on asset sales related to the gain on sale of OEH shares owned by SCL. Fully diluted losses were $(0.26) per class A and class B share. Excluding the gain on sale of OEH shares, the main reasons for the decline in earnings were charges of $9.0 million in GNER relating to contractual payments agreed with the U.K. Strategic Rail Authority ("SRA") during 2004 that related to the franchise agreement that expired on April 30, 2005 and changes in the compensation regime introduced in the second quarter of 2004, and increased losses on ferry operations of $21.4 million. The higher losses on ferry operations were caused by costs related to the closure of the Irish Sea ferry route of $3.0 million, an increased number of vessel lay-ups prior to seasonal deployments, higher fuel costs and increased competitive pressure in the Baltic and English Channel markets. The results also include a net charge of $2.5 million related to the dispute with GE Capital concerning GE SeaCo (as described in Note 14 to the financial statements). The underlying performance of the container and rail operations remained strong, SCL has successfully bid for a renewal of the GNER rail franchise, and management has undertaken programs to address the decline in ferry earnings.

        The consolidated results of operations are summarized below:

	Three months ended March 31,		Three months 2005 compared with 2004
	2005	2004	Variance	Effect of foreign exchange	Net variance
	$m	$m	$m	$m	$m
Total revenue	381.6	373.3	8.3	10.9	(2.6)

Earnings/(losses) before net finance costs:
Ferry operations	(36.9)	(14.2)	(22.7)	(1.3)	(21.4)
Rail operations	5.2	11.0	(5.8)	0.3	(6.1)
Container operations	9.0	9.5	(0.5)	—	(0.5)
Other SCL activities	(1.3)	(1.0)	(0.3)	—	(0.3)
Corporate costs	(7.4)	(3.7)	(3.7)	—	(3.7)
Losses on asset sales	(1.2)	—	(1.2)	—	(1.2)

(Losses)/earnings before net finance costs	(32.6)	1.6	(34.2)	(1.0)	(33.2)
Net finance costs	(21.1)	(20.7)	(0.4)	—	(0.4)
Benefit from income taxes	7.0	4.5	2.5	—	2.5
Losses from investment in OEH, net of tax	(0.9)	(1.9)	1.0	—	1.0
Gain from sale of OEH shares by SCL	41.1	—	41.1	—	41.1

Net losses before preferred share dividends	(6.5)	(16.5)	10.0	(1.0)	11.0

        Total SCL revenues excluding the impact of foreign exchange fell by 1% from 2004 but included growth in rail operations of $9.0 million and container operations of $8.9 million, the latter due to the acquisition of container depot, service and logistics operations in July 2004. These increases were offset by a decline in revenue at Silja of $23.6 million largely due to the lay-up of a vessel prior to embarking on a seasonal operation.

        Ferry operations losses increased by $21.4 million from last year of which $12.7 million was in Silja, $3.6 million was in UK ferry operations and $5.2 million was in charter and other ferry operations. Silja's increased loss was mainly due to the following:

  •
  lay-up of a vessel which operated on Helsinki-Tallinn in the first quarter last year but will operate on a seasonal basis this year,

  •
  higher fuel costs, and

  •
  increased competition on most routes, particularly those to Turku.

        The increased loss on UK ferries was mainly due to the closure costs of Belfast-Troon, the last Irish Sea route. Charter and other ferry operations included $2.3 million of costs related to the 2004 ship refits which were charged over twelve months, and higher pension and other SG&A expenses.

        Rail operations performed well with revenues up 4.5% and passenger volumes up 5% on the equivalent period last year. However, the special charges relating to payments to the SRA under the expiring franchise of $9.0 million offset the improvement in revenue and passenger growth.

        Container operations remain buoyant with GE SeaCo continuing to experience high revenue growth based on a growing fleet and high levels of utilization. The growth in GE SeaCo's revenue is offset by a combination of higher interest rates on container debt and lower depot activity due to the high utilization of containers.

        The gain on sale of assets of $39.9 million includes the gain of $41.1 million on the sale of OEH shares less a loss of $1.2 million on the disposal of containers. The shareholding in OEH has reduced from 42% to 25%.

        Net finance costs have increased by $0.4 million mainly due to higher US interest rates on floating container debt.

        The credit on income taxes has increased by $2.5 million from last year due to the higher losses in ferry operations.

        Losses from SCL's share in OEH decreased by $1.0 million due to improvements in performance by OEH. The reduction in SCL's ownership did not occur until late in the quarter (mid-March).

I-B)    Segment Analysis of Earnings/(Losses) Before Net Finance Costs

Ferry Operations

(i)    Silja

	Three months ended March 31,		Three months 2005 compared with 2004
	2005	2004	Variance	Effect of foreign exchange	Net variance
	$m	$m	$m	$m	$m
Revenue	119.8	137.9	(18.1)	5.5	(23.6)
Operating costs	(102.3)	(110.8)	8.6	(4.7)	13.3
SG&A expenses	(25.2)	(22.4)	(2.8)	(1.2)	(1.6)
Depreciation and amortization	(11.5)	(10.2)	(1.3)	(0.5)	(0.8)

Earnings before net finance costs	(19.1)	(5.5)	(13.6)	(0.9)	(12.7)

        Silja's revenue declined by $23.6 million and losses increased by $12.7 million from the same period in 2004. Silja continues to experience competitive pressure due to the increased capacity of the competition on a number of its routes but is taking steps to address the decline in earnings. Actions include the deployment of a third SuperSeaCat on the Helsinki-Tallinn route to consolidate Silja's position in this growing fast ferry market, and the introduction of a general cost reduction program, underpinned by investment in new reservation and procurement systems.

        The decline in revenue is mainly due to the lay-up of the Finnjet vessel in the first quarter prior to starting its second season on the Rostock-St Petersburg route. Last year this vessel operated on Helsinki-Tallinn during the first quarter. The impact of the Finnjet being laid up was to reduce revenue by $14.0 million and reduce earnings by $4.0 million compared to the same period in 2004.

        Volumes on the Turku-Stockholm route fell from the same period last year, mainly due to competitive pressures, which resulted in a decline in earnings of $3.0 million. The increase in fuel costs from last year accounted for a further $2.1 million of the reduction in earnings. The increase in SG&A expenses is timing and reflects earlier marketing spend in 2005 compared to 2004. Marketing costs for the year is expected to be similar to last year in total.

(ii)    Other Ferry Operations

	Three months ended March 31,		Three months 2005 compared with 2004
	2005	2004	Variance	Effect of foreign exchange	Net variance
	$m	$m	$m	$m	$m
Revenue	5.5	4.2	1.3	—	1.3
Operating costs	(12.4)	(6.7)	(5.7)	(0.2)	(5.5)
SG&A expenses	(7.7)	(3.2)	(4.5)	(0.2)	(4.3)
Depreciation and amortization	(3.3)	(3.0)	(0.3)	—	(0.3)

Losses before net finance costs	(17.9)	(8.7)	(9.2)	(0.4)	(8.8)

Earnings/(losses) by operation:
U.K. Ferries	(10.3)	(6.4)	(3.9)	(0.3)	(3.6)
Charters/other ferry operations	(7.6)	(2.3)	(5.3)	(0.1)	(5.2)

Losses before net finance costs	(17.9)	(8.7)	(9.2)	(0.4)	(8.8)

        Losses on other ferry operations increased by $8.8 million mainly due to closure costs of the remaining Irish Sea route of $3.0 million, costs of the 2004 refits of $2.3 million and higher pension and other costs of $1.8 million.

        Other ferry operations revenue growth of $1.3 million was mainly due to increased traffic in Hoverspeed of $0.9 million which benefited from the high Easter traffic in the first quarter of 2005 rather than the second quarter as in 2004. Other ferry revenue was also improved by a $0.6 million increase in SeaStreak revenue and a further $0.6 million as a result of a vessel charter to the Channel Islands. These increases were partly offset by the termination of the last remaining Irish Sea route. First quarter revenue on this route in 2004 was $0.8 million.

        Operating costs were $5.5 million higher than the same period last year of which $2.3 million was the result of expensing 2004 refits over a twelve month timeframe. Closure costs on the remaining Irish Sea route, Belfast-Troon, amounted to $1.5 million, and a further $1.5 million was due to the increases in Hoverspeed costs resulting from the earlier commencement of the operation in 2005.

        SG&A expenses in other ferries were $4.3 million up on last year mainly as a result of higher pension costs of $0.8 million, closure costs on the Irish Sea of $1.5 million and other costs of $2.0 million including costs associated with the negotiations and set up of new charters.

Rail Operations

	Three months ended March 31,		Three months 2005 compared with 2004
	2005	2004	Variance	Effect of foreign exchange	Net variance
	$m	$m	$m	$m	$m
Revenue	214.7	200.2	14.5	5.4	9.1
Operating costs	(180.4)	(161.3)	(19.1)	(4.4)	(14.7)
SG&A expenses	(23.9)	(23.5)	(0.4)	(0.6)	0.2
Depreciation and amortization	(5.2)	(4.4)	(0.8)	(0.1)	(0.7)

Earnings before net finance costs	5.2	11.0	(5.8)	0.3	(6.1)

        GNER had a strong performance operationally but results were adversely impacted by charges arising from contractual payments agreed with the SRA during 2004 that related to the franchise agreement that expired on April 30, 2005, and the change in compensation regime introduced in the second quarter of 2004.

        In March 2005, GNER was awarded a new ten-year franchise to operate the InterCity East Coast main line rail service. The new franchise will be in direct continuation of GNER's existing franchise which terminated on April 30, 2005. The new franchise has a break clause after seven years if GNER fails to meet certain performance criteria. The rail division is currently bidding for the Integrated Kent commuter rail franchise.

        Revenues rose by 4.5% from the first quarter 2004, which comprised passenger volume growth of 3% and yield growth of 1.5%. This growth was despite the inclusion of the low-traffic Easter weekend in the first quarter this year. Easter weekend was in the second quarter last year and adjusting for this volume growth was approximately 5%.

        In July 2004, a $14.6 million settlement was agreed with the SRA, payable in 2005. The terms of the settlement applied to the period from April 1, 2004 to the end of the current franchise on April 30, 2005. As a result the settlement cost is being spread evenly over this 13 month period. A charge of $3.5 million was recognized in operating expenses in the first quarter of 2005 with the remaining $1.1 million to be recognized in April 2005.

        Concurrent with discussions with the SRA on the new franchise, certain amounts were agreed to be paid to the SRA relating to existing franchise matters. These included amounts that had previously been expected to be used to fund capital improvements. A charge of $5.5 million has been included in operating costs in the first quarter 2005 in respect of these payments, with the remaining $1.8 million to be recognized in April 2005.

Container Operations

(i)    Equity Investment in GE SeaCo

	Three months ended March 31,
	2005	2004
	$m	$m
Earnings from investment in GE SeaCo	7.3	6.8

        GE SeaCo profits in the first quarter 2005 were up 7.1% from the same quarter last year, reflecting the continued strong growth in container leasing operations. The growth mainly derived from the expansion of the container fleet with utilization rates remaining high. GE SeaCo took delivery of $49.0 million of new containers in the quarter, following ontake of $304.0 million in the year 2004.

        The GE SeaCo owned fleet maintained high utilization during the first quarter with a utilization of 98% at the end of March 2005. GE SeaCo revenue rose by 38% in the first quarter 2005 compared to the same quarter last year.

        SCL's 50% share of earnings from GE SeaCo is sensitive to fluctuations in interest rates as the costs of financing are included. GE SeaCo's outstanding debt at March 31, 2005 was $770.7 million at a weighted average interest rate of 4.04%, of which $110.0 million has been fixed at an average of 3.95% for five years since July 2004. At March 31, 2004, the outstanding debt was $548.1 million at a weighted average interest rate of 2.48%, none of which was at fixed rate.

(ii)    Other Container Operations

	Three months ended March 31,
	2005	2004
	$m	$m
Revenue	36.6	25.9
Operating costs	(20.3)	(12.1)
SG&A expenses	(3.4)	0.1
Depreciation and amortization	(11.2)	(11.2)

Earnings before net finance costs	1.7	2.7

        Earnings from other container operations fell by $1.0 million from 2004, of which $0.3 million related to container leasing and $0.7 million related to factories and depots. Earnings from other container leasing operations declined due to a reduction in the size of the fleet following disposals in 2004. The reduction in factories and depots earnings reflected reduced throughput in depots due to the high levels of container utilization.

        The growth in revenue, operating costs and SG&A expense from 2004 mainly reflects the acquisition of the container depot, service and logistics operations from the Owens Group in July 2004.

Property, Plantations and Publishing

	Three months ended March 31,
	2005	2004
	$m	$m
Revenue	5.0	5.1
Operating costs	(2.7)	(3.0)
SG&A expenses	(3.3)	(2.8)
Depreciation and amortization	(0.3)	(0.3)

(Loss)/earnings before net finance costs	(1.3)	(1.0)

        These operations yielded a similar performance to the first quarter last year. The small reduction in earnings was mainly due to the negative impact of the strengthening of the Brazilian Real on costs in the grape farm.

Corporate Costs

	Three months ended March 31,
	2005	2004
	$m	$m
SG&A expenses	(7.4)	(3.7)

        The increase in corporate costs from the same quarter last year was mainly due to a $2.5 million charge related to the dispute with GE Capital concerning GE SeaCo (as described in Note 14 to the financial statements). The first quarter 2004 included a credit arising from the settlement of an insurance claim of $0.9 million.

Gains on Sale of Assets and OEH Shares

        The gains and losses on sale of assets in 2005 are explained in Note 2 to the financial statements in this report.

Net Finance Costs

	Three months ended March 31,
	2005	2004
	$m	$m
Net interest expense	(21.5)	(21.1)
Foreign exchange gain	0.4	0.4

Net finance costs	(21.1)	(20.7)

        Net interest expense increased by $0.4 million from the same quarter last year mainly due to higher interest rates, but partly offset by lower debt levels. The increased US rates resulted in an additional $0.6 million of expense but total debt decreased by $55.0 million from March 31, 2004 to March 31, 2005.

Taxes on Income

        The income tax benefits in the first quarter of 2005 and 2004 reflected the seasonal results of the ferry and rail operations in jurisdictions which impose income taxes. The Company is incorporated in Bermuda which does not impose an income tax.

        SCL's tax costs largely relate to ferry and rail operations, which are mainly carried out in high tax jurisdictions. Available tax shelter, which has kept taxes to a minimum, is diminishing so that the tax charge is likely to increase in future years.

Earnings from investment in Orient-Express Hotels Ltd.

        SCL's share of ownership of OEH fell to 25% at March 31, 2005 from 42% at March 31, 2004 and December 31, 2004 following OEH's issuance of shares and SCL's sale of OEH shares during March 2005 (see Note 2). OEH's loss for the quarter ended March 31, 2005 was $1.6 million compared with a loss of $4.6 million in 2004. SCL's share of OEH's loss for the quarter was $0.9 million compared to $1.9 million in 2004. OEH paid dividends of $0.4 million to SCL in the three months ended March 31, 2005 compared to $0.3 million in the same period in 2004.

II)   LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2005, SCL's cash balances totalled $174.5 million, excluding restricted cash. Additionally, there were undrawn working capital bank lines amounting to approximately $101.5 million.

        In the first quarter of 2005, the Company sold 2,400,000 newly-issued class A common shares at an average price of $17.10 per share realizing net cash proceeds of $40.6 million and sold 4,500,000 existing class A common shares in OEH at a net price of $24.20 per share yielding net cash proceeds of $108.9 million.

        In December 2003, SCL established a revolving credit loan facility with a syndicate of banks in the amount of $100.0 million. In November 2004, the facility was increased to $120.0 million. At March 31, 2005, $20.0 million was drawn on this facility.

        Changes in the cash position for three months ended March 31, 2005 and 2004 can be summarized as follows:

	2005	2004
	$m	$m
Net cash used in operating activities	(63.8)	(21.3)
Proceeds from sale of fixed assets and other	5.1	1.9
Sale of OEH shares by SCL	108.9	—
Issuance of long-term debt	6.8	29.5
Issuance of common shares	40.6	10.8

	97.6	20.9
Capital expenditures	(21.2)	(12.5)
Principal payments under long-term debt	(33.9)	(46.8)
Dividends on shares	(0.9)	(0.8)
Working capital facilities and redrawable loans drawn/(repaid)	7.4	(3.1)

	49.0	(42.3)
Effect of exchange rate on cash and cash equivalents	(3.6)	2.4

Increase/(decrease) in cash and cash equivalents	45.4	(39.9)

Cash Flows: 2005

Operating Activities

        The cash outflow from operations was $63.8 million. Net losses of $6.5 million included gains from sale of OEH shares of $41.1 million, losses on disposals of containers of $1.2 million and other net non-cash items of $17.3 million including depreciation of $31.6 million partly offset by undistributed earnings of affiliates of $6.0 million. The undistributed earnings of affiliates related to the investments in GE SeaCo (a profit of $7.3 million) and OEH (a loss of $0.9 million). Also, dividends of $0.4 million were received from OEH but no dividends were received from GE SeaCo.

        There was an adverse movement of $34.6 million in working capital including an increase in receivables of $16.4 million and a decrease in payables of $19.2 million.

        The increase in receivables mainly reflected increases from rail operations of $13.4 million, Silja operations of $5.9 million and other ferry operations of $2.8 million partly offset by a decrease from container operations of $6.1 million, including GE SeaCo indebtedness of $5.1 million and proceeds from deferred sales of $1.5 million.

        The reduction in payables of $19.2 million included reductions of $13.6 million from rail operations, $6.7 million from Silja operations and $4.9 million from container operations partly offset by an increase of $5.0 million from other operations and corporate costs and $1.1 million from other ferry operations.

Investing Activities

        In 2005, SCL made capital expenditures totalling approximately $21.2 million. Silja operations incurred capital expenditure of $3.1 million which included $1.2 million on computer systems. Other ferry operations spent $3.3 million, mainly on Hoverspeed's overhauls of vessels. Rail operations incurred $1.6 million which mainly related to existing franchise commitments and the new GNER franchise agreement. Container operations spent $12.6 million, principally on new container units. Other capital expenditure incurred of $0.6 million mainly related to development and expansion of the grape farm and banana plantation.

        Proceeds from the sale of fixed assets and other assets of $5.1 million included $4.7 million from the disposal of containers.

Financing Activities

        In January and February 2005, the Company completed the registered public offering of 2,400,000 newly-issued class A common shares, selling all the shares for net proceeds of approximately $40.6 million.

        Proceeds from bank borrowings in 2005 amounted to approximately $6.8 million, of which $6.5 million was drawn under loans secured by containers and related factory and depot assets.

Cash Flows: 2004

Operating Activities

        The cash outflow from operations was $21.3 million. Net losses of $16.6 million included net non-cash items of $21.2 million including depreciation of $29.0 million partly offset by undistributed earnings of affiliates of $4.6 million. The undistributed earnings of affiliates related mainly to the investments in GE SeaCo (a profit of $6.8 million) and OEH (a loss of $1.9 million). Dividends of $0.3 million were received from OEH but no dividends were received from GE SeaCo.

        There was an adverse movement of $25.9 million in working capital including an increase in receivables of $8.6 million and decreases in inventories of $2.4 million and payables of $19.7 million.

        The increase in receivables mainly reflected increases from rail operations of $4.4 million and other ferry operations of $8.5 million partly offset by increases from Silja operations of $1.9 million and container operations of $1.7 million, including proceeds from deferred sales of $2.1 million.

        The reduction in payables of $19.7 million included reductions of $17.6 million from Silja operations, $5.9 million from rail operations, and $1.9 million from container operations partly offset by an increase of $5.0 million from other ferry operations.

Investing Activities

        In 2004, SCL made capital expenditures totalling approximately $12.5 million. Silja operations incurred capital expenditure of $3.6 million which mainly related to the refurbishment of the Finnjet of $3.1 million. Other ferry operations spent $5.2 million, mainly on overhauls of vessels. Rail operations incurred $1.2 million which mainly related to commitments in the GNER franchise agreement. Container operations spent $1.7 million, principally on new container units. Other capital expenditure incurred of $0.8 million included $0.5 million of central systems equipment and $0.2 million on development and expansion of the grape farm and banana plantation.

        Proceeds from the sale of fixed assets and other assets of $1.9 million included $1.8 million from the disposal of containers.

Financing Activities

        In January 2004, the Company completed the registered public offering of 2,000,000 newly-issued class A common shares, selling 576,200 shares for net proceeds of approximately $10.8 million.

        Proceeds from bank borrowings in 2004 amounted to approximately $29.5 million, of which $22.8 million was drawn under loans secured by ferry-related assets and $6.6 million was drawn under loans secured by rail assets.

Recent Accounting Pronouncements

        For a discussion of recent accounting pronouncements, see Note 1(e) above in this report.

Critical Accounting Policies

        As of March 31, 2005, SCL's significant accounting policies and estimates, which are described in Notes 1 and 9 to the financial statements in the Company's 2004 Form 10-K annual report, have not changed from December 31, 2004. For a discussion of these policies, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in the Company's 2004 Form 10-K annual report.

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

        The market risk relating to interest rates arises mainly from the financing activities of SCL. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. As reported in Note 20(a) to the financial statements in the Company's 2004 Form 10-K annual report, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt. These agreements expire over a period of one to seven years. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of SCL would have increased by approximately $4,300,000 based on borrowings at March 31, 2005. The interest rates on substantially all of SCL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        Fuel is a significant operating expense for ferry operations. As a result, an increase in the price of fuel has adversely affected profitability and may do so in the future. SCL may purchase fuel forward at predetermined prices and may introduce fuel surcharges on passenger and vehicle fares in an effort to mitigate these increased costs.

        The market risk relating to foreign currencies and fuel prices and their effects have not changed materially during the three months ended March 31, 2005 from those described in the Company's 2004 Form 10-K annual report.

ITEM 4.    Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of SCL's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2005. As reported in Item 9A of the Company's 2004 Form 10-K annual report, SCL management identified a material weakness in SCL's internal control over financial reporting as of December 31, 2004, and has begun to address the weakness through a remediation plan. Because this remediation plan has not been fully implemented, the Company's chief executive and financial officers have concluded that SCL's disclosure controls and procedures were not effective as of March 31, 2005.

        In addition, SCL management with the Company's chief executive and financial officers have concluded that there have been no changes in SCL's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, SCL's internal control over financial reporting, except for the continuing implementation of the remediation plan referred to above which is intended to rectify during 2005 the material weakness in internal control over financial reporting that SCL management identified at December 31, 2004.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met such as prevention and detection of misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate, for example. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        See Note 14 to the financial statements in this report regarding certain disputes with GE Capital.

        There has been no material development during the three months ended 31 March, 2005 in the damage claim by Hoverspeed Ltd. against U.K. Customs & Excise as described in Note 19 to the financial statements in the Company's 2004 Form 10-K report.

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

SEA CONTAINERS LTD.

	By:	/s/ I.C. DURANT Ian C. Durant Senior Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

Dated: May 10, 2005

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
SIGNATURES
EXHIBIT INDEX