Form 10-K/A
period 2004-12-31
SEA CONTAINERS LTD /NY/
filed 2005-05-19
CIK 88095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

                                 Amendment No. 1

                             ----------------------

(Mark One)

  (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
                          -----------------

                                       or

  ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

                          Commission File Number 1-7560
                          ----------------------------

                               SEA CONTAINERS LTD.
             (Exact name of registrant as specified in its charter)

                  Bermuda                                   98-0038412
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

                   22 Victoria Street, Hamilton HM 12, Bermuda
                    P.O. Box HM 1179, Hamilton HM EX, Bermuda
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (441) 295-2244

                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of each exchange
      Title of each class                        on which registered
      -----------------------------              -----------------------
      10 3/4% Senior Notes Due 2006              New York Stock Exchange
      13%  Senior Notes Due 2006                 New York Stock Exchange
      7 7/8%  Senior Notes Due 2008              New York Stock Exchange
      12 1/2% Senior Notes Due 2009              New York Stock Exchange
      10 1/2% Senior Notes Due 2012              New York Stock Exchange

      Class A and Class B Common Shares,         New York Stock Exchange
         $0.01 par value each                    Pacific Exchange

      Preferred Share Purchase Rights            New York Stock Exchange
                                                 Pacific Exchange


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

                           ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See "Preliminary Notes" on page
4.)                          ---------------------------------------------------
---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No __

     The aggregate market value of the Class A and B common shares held by nonaffiliates of the registrant computed according to the closing prices on June 30, 2004 (the last business day of the registrant's second fiscal quarter in 2004) was approximately $470,000,000.

     As of March 21, 2005, 26,098,705 Class A common shares and 14,365,895 Class B common shares of the registrant were outstanding (including 12,900,000 Class B shares owned by a subsidiary of the registrant (see Note 17(e) to the Financial Statements (Item 8) of this report as originally filed.)

                                  -------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

   Preliminary Notes......................................................     4
   PART IV Item 15. - Exhibits and Financial Statement Schedules..........     5
   Signatures ............................................................    26
   Exhibit Index .........................................................    27

                                Preliminary Notes

     Sea Containers Ltd. (the "Company" and, together with its subsidiaries, "SCL") is incorporated in the Islands of Bermuda and is a "foreign private issuer" as defined in Rule 3b-4 of the U.S. Securities and Exchange Commission ("SEC") under the U.S. Securities Exchange Act of 1934 (the "1934 Act") and in SEC Rule 405 under the U. S. Securities Act of 1933. As a result, the Company is eligible to file its annual reports with the SEC on Form 20-F (in lieu of Form 10-K) and is eligible to furnish its interim reports to the SEC on Form 6-K (in lieu of filing Forms 10-Q and 8-K). However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, including any instructions therein that relate specifically to foreign private issuers.

     These reports and amendments to them are available free of charge on the internet website of the Company as soon as reasonably practicable after they are filed electronically with the SEC. The internet website address is www.seacontainers.com. Unless specifically noted, information included in the website is not incorporated by reference in this Form 10-K Report.

     Pursuant to SEC Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of the Company are not subject to the disclosure and procedural requirements of SEC Regulation 14A under the 1934 Act, and transactions in the Company's equity securities by its officers, directors and significant shareholders are exempt from the reporting and liability provisions of Section 16 of the 1934 Act.

     Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of the Company and its subsidiaries are based on management's current expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in the original Form 10-K Annual Report of the Company for the fiscal year ended December 31, 2004 (the "Original 2004 Form 10-K") under the captions Item 1--Business, Item 3--Legal Proceedings, Item 7--Management's Discussion and Analysis, Item 7A--Quantitative and Qualitative Disclosures about Market Risk, and Item 12--Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

     Unless otherwise indicated, information in this Amendment No. 1 is as of March 31, 2005, the date of the Original 2004 Form 10-K. This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, SCL was required, for the first time in the Original 2004 Form 10-K, to file audited combined and consolidated financial statements of GE SeaCo SRL and its subsidiaries, including its affiliated company GE SeaCo America LLC. SCL conducts its container leasing activities principally through GE SeaCo SRL, a Barbados society with restricted liability established in May 1998 as a joint venture with General Electric Capital Corporation on effectively a 50%/50% basis ("GE SeaCo").

     As a result of disputes between SCL and General Electric Capital Corporation, the board of managers of GE SeaCo was unable to complete the required GE SeaCo financial statements until now. They now are being filed in
Item 15 of this Amendment No. 1. See (a) the Original 2004 Form 10-K at Item 3 - Legal Proceedings, and Note 19(b) to the consolidated financial statements of SCL in Item 8 - Financial Statements and Supplementary Data, and
(b) this Amendment No. 1 at Note 12 to the combined and consolidated financial statements of GE SeaCo in Item 15 - Exhibits and Financial Statement Schedules.

     This Amendment No. 1 does not reflect any change in the audited financial position, results of operations and cash flows of the Company and its subsidiaries for any of the years presented.

                                     PART IV

ITEM 15. Exhibits and Financial Statement Schedules
                                                                    Page number*
                                                                    -----------

       (a) Financial Statements of Sea Containers Ltd.

             Reports of independent registered public accounting firm.....   52
             Consolidated financial statements - years
                 ended December 31, 2004, 2003 and 2002:
              Balance sheets (December 31, 2004 and 2003).................   55
              Statements of operations....................................   56
              Statements of cash flows ...................................   57
              Statements of shareholders' equity..........................   58
              Notes to financial statements...............................   59

       (b)  Financial Statement Schedules

             (1)  Schedule II - Valuation and Qualifying Accounts
                    (years ended December 31, 2004, 2003 and 2002)........    6

             (2) Financial Statements of GE SeaCo SRL

                 Report of independent registered public accounting firm.. 7 Combined and consolidated financial statements - years ended December 31, 2004, 2003 and 2002:
                    Balance sheets (December 31, 2004 and 2003)...........    8
                    Statements of operations..............................    9
                    Statements of cash flows .............................   10
                    Statements of quotaholders' equity....................   11
                    Notes to financial statements.........................   12

       (c) Exhibits. The index to exhibits appears below, on the pages immediately following the signature page of this Amendment.


--------
* Page numbers for paragraph (a) (Financial Statements of Sea Containers Ltd.) are those in the LIVEDGAR version of the the Original 2004 Form 10-K.


                                                Sea Containers Ltd. and Subsidiaries


                                          Schedule II - Valuation and Qualifying Accounts

                     Column A                Column B                Column C                        Column D               Column E
                     --------                --------                --------                        --------               --------
                                                                    Additions
                                                           --------------------------------
                                           Balance at       Charged to                                                    Balance at
                                            beginning       costs and      Charged to                                        end
     Description                            of period        expenses    other accounts             Deductions             of period
     -----------                            ---------        --------    --------------             ----------             ---------
     Year ended December 31, 2004:
     Allowance for doubtful accounts      $ 9,790,000      $1,043,000    $    172,000      (2)    $ 5,838,000     (1)   $ 4,942,000
                                            =========                    $   (237,000)     (3)                            =========
                                                                         $     12,000      (5)

     Year ended December 31, 2003:
     Allowance for doubtful accounts      $ 9,365,000      $2,242,000    $    305,000      (2)    $ 2,959,000     (1)   $ 9,790,000
                                            =========                    $    842,000      (3)                            =========
                                                                         $     (5,000)     (4)

     Year ended December 31, 2002:
     Allowance for doubtful accounts      $ 8,037,000      $1,482,000    $    246,000      (2)    $ 1,535,000     (1)   $ 9,365,000
                                            =========                    $  1,572,000      (3)                            =========
                                                                         $     58,000      (5)
                                                                         $   (495,000)     (6)

________________
(1)   Bad debts written off, net of recoveries.
(2)   Foreign currency translation adjustments.
(3)   Reclassification from other balance sheet category.
(4)   Sale of subsidiary.
(5)   Acquisition of subsidiary companies.
(6)   Deconsolidation of OEH.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Managers and Quotaholders
GE SeaCo SRL
Bridgetown, Barbados

We have audited the accompanying combined and consolidated balance sheets of GE SeaCo SRL and subsidiaries and GE SeaCo America LLC (an affiliated limited liability company) (collectively "GE SeaCo" - see Note 1), all of which are under common ownership and common management, as of December 31, 2004 and 2003, and the related combined and consolidated statements of operations, and quotaholders' equity and of cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of GE SeaCo's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. GE SeaCo is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of GE SeaCo's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of GE SeaCo as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP

New York, New York

May 10, 2005

GE SEACO SRL AND SUBSIDIARIES AND
GE SEACO AMERICA LLC

COMBINED AND CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                           2004              2003
                                                                                        ----------         --------
ASSETS

CASH AND CASH EQUIVALENTS                                                               $   14,312         $ 12,891
RESTRICTED CASH                                                                              6,710            2,674

ACCOUNTS RECEIVABLE - Net of allowances of $7,678 and $9,046 at
  December 31, 2004 and 2003, respectively                                                  82,575           76,364

ASSET SALE RECEIVABLES                                                                       4,596            4,892

PREPAID EXPENSES AND OTHER                                                                   3,208            2,434

ADVANCES ON CONTAINER PURCHASE CONTRACTS                                                         -              613

CONTAINERS - At cost, less accumulated depreciation of $141,823 and
  $99,096 at December 31, 2004 and 2003, respectively                                      975,854          689,605

REAL ESTATE AND OTHER FIXED ASSETS - At cost, less accumulated
  depreciation of $20,294 and $17,861at December 31, 2004 and 2003, respectively            11,110            9,634

OTHER ASSETS                                                                                22,620           30,026
                                                                                        ----------         --------

TOTAL ASSETS                                                                            $1,120,985         $829,133
                                                                                        ==========         ========

LIABILITIES AND QUOTAHOLDERS' EQUITY

LIABILITIES:
  ACCOUNTS PAYABLE                                                                      $  110,140         $ 51,614
  ACCRUED LIABILITIES                                                                       25,426           16,319
  DEBT                                                                                     694,553          510,551
  ADVANCES DUE TO PARENT COMPANIES                                                          68,795           62,798
  DEFERRED TAX LIABILITIES                                                                     881              654
                                                                                        ----------         --------

           TOTAL LIABILITIES                                                               899,795          641,936
                                                                                        ----------         --------

QUOTAHOLDERS' EQUITY:
  CLASS A, B, C, D AND E QUOTAS AND LLC UNITS                                               77,470           77,470
  RETAINED EARNINGS                                                                        157,637          122,233
  ACCUMULATED OTHER COMPREHENSIVE LOSS                                                     (13,917)         (12,506)
                                                                                        ----------         --------

           TOTAL QUOTAHOLDERS' EQUITY                                                      221,190          187,197
                                                                                        ----------         --------

TOTAL LIABILITIES AND QUOTAHOLDERS' EQUITY                                              $1,120,985         $829,133
                                                                                        ==========         ========


See notes to combined and consolidated financial statements.

GE SEACO SRL AND SUBSIDIARIES AND
GE SEACO AMERICA LLC

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                           2004             2003              2002
                                                                         --------         --------          ---------
REVENUE                                                                  $334,107         $303,667          $294,251

EXPENSES:
  Depreciation                                                             50,225           37,678            26,668

  Operating (including $104,884 and $87,104,
      and $110,953 respectively with Parent Companies)                    161,792          142,415           172,618

  Selling, general and administrative (including $39,716,
      $40,991 and $38,803 respectively with Parent Companies)              62,772           58,789            54,049
                                                                         --------         --------          --------

     Total expenses                                                       274,789          238,882           253,335
                                                                         --------         --------          --------


EARNINGS FROM OPERATIONS BEFORE
  NET FINANCE COSTS                                                        59,318           64,785            40,916
                                                                         --------         --------          --------

INTEREST AND RELATED EXPENSE                                              (21,564)         (16,310)          (11,803)

INTEREST INCOME                                                               650              580               769
                                                                         --------         --------          --------

    Net finance costs                                                     (20,914)         (15,730)          (11,034)
                                                                         --------         --------          --------

EARNINGS BEFORE INCOME TAXES                                               38,404           49,055            29,882

PROVISION FOR INCOME TAXES                                                 (3,000)          (2,000)           (2,500)
                                                                         --------         --------          --------

NET EARNINGS                                                             $ 35,404         $ 47,055          $ 27,382
                                                                         ========         ========          ========


See notes to combined and consolidated financial statements.

GE SEACO SRL AND SUBSIDIARIES AND
GE SEACO AMERICA LLC

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------

                                                                              2004          2003         2002
                                                                           ---------      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                            $  35,404       $  47,055    $  27,382
                                                                          ---------       ---------    ---------
 Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation                                                             50,225          37,678       26,668
    Other non-cash items                                                     16,964          20,367       16,725
    Management of operating assets and liabilities:

      (Increase)/ decrease in receivables                                    (1,939)           (926)       8,569
      (Increase)/ decrease in prepaid expenses and other                       (659)          1,219       (1,875)
      Increase in other assets                                              (10,574)        (22,905)     (32,891)
      Increase/ (decrease) in accounts payable, accrued liabilities
         and other liabilities                                                  441          (6,848)      21,785
      Increase in advances due to parent companies                            5,997             999       36,408
                                                                          ---------       ---------    ---------
           Total adjustments                                                 60,455          29,584       75,389
                                                                          ---------       ---------    ---------
           Net cash provided by operating activities                         95,859          76,639      102,771
                                                                          ---------       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (277,971)       (219,191)    (180,070)
  Proceeds from sale of fixed assets                                          3,442           1,782          882
                                                                          ---------       ---------    ---------
           Net cash used in investing activities                           (274,529)       (217,409)    (179,188)
                                                                          ---------       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Restricted cash deposited to collateralize debt facilities                 (4,036)           (146)      (2,528)
  Redrawable loans repaid                                                   (37,834)         (4,006)     (11,000)
  Net proceeds from the issuance and payments of debt                       221,844         146,450       89,107
                                                                          ---------       ---------    ---------
           Net cash provided by financing activities                        179,974         142,298       75,579
                                                                          ---------       ---------    ---------
EFFECT OF EXCHANGE RATE ON CASH AND CASH
   EQUIVALENTS                                                                  117             483          214
                                                                          ---------       ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,421           2,011         (624)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 12,891          10,880       11,504
                                                                          ---------       ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  14,312       $  12,891    $  10,880
                                                                          =========       =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash transactions:
    Cash paid for interest                                                $  15,495       $  10,937    $   9,805
                                                                          =========       =========    =========

    Cash paid for income taxes                                            $   1,621       $   1,379    $   1,511
                                                                          =========       =========    =========



See notes to combined and consolidated financial statements.

GE SEACO SRL AND SUBSIDIARIES AND
GE SEACO AMERICA LLC

COMBINED AND CONSOLIDATED STATEMENTS OF QUOTAHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------------

                                                       Class A, B, C,                         Accumulated
                                                          D and E                                Other
                                                         Quotas and         Retained         Comprehensive
                                                         LLC Units          Earnings              Loss              Total
                                                       ---------------    --------------    -----------------    -------------
BALANCE, JANUARY1, 2002                                    $77,470            $47,796           $(2,216)            $123,050
  Comprehensive income:
      Net earnings                                           -                 27,382              -                  27,382
  Other comprehensive loss:
     Foreign currency translation adjustment                 -                  -                (2,909)              (2,909)
     Minimum pension liability, net of tax of $1,194         -                  -                (2,753)              (2,753)
                                                                                                                    --------
  Total comprehensive income                                                                                          21,720
                                                           -------           --------          --------             --------
BALANCE, DECEMBER 31, 2002                                  77,470             75,178            (7,878)             144,770
  Comprehensive income:
      Net earnings                                           -                 47,055              -                  47,055
  Other comprehensive loss:
     Foreign currency translation adjustment                 -                      -            (3,301)              (3,301)
     Minimum pension liability, net of tax of $554           -                      -            (1,327)              (1,327)
                                                                                                                    --------
  Total comprehensive income                                                                                          42,427
                                                           -------           --------          --------             --------
BALANCE, DECEMBER 31, 2003                                  77,470            122,233           (12,506)             187,197
  Comprehensive income:
      Net earnings                                           -                 35,404              -                  35,404
  Other comprehensive loss:
     Foreign currency translation adjustment                 -                  -                  (950)                (950)
     Interest rate hedge                                                                            (33)                 (33)
     Minimum pension asset, net of tax of $184               -                  -                  (428)                (428)
                                                                                                                    --------
  Total comprehensive income                                                                                          33,993
                                                           -------           --------          --------             --------
BALANCE, DECEMBER 31, 2004                                 $77,470           $157,637          $(13,917)            $221,190
                                                           =======           ========          ========             ========

See notes to combined and consolidated financial statements.

GE SEACO SRL AND SUBSIDIARIES AND
GE SEACO AMERICA LLC

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. BUSINESS - Effective May 1, 1998, General Electric Capital Corporation ("GE Capital") and Sea Containers Ltd. ("SCL") established a joint venture to combine and operate their container leasing activities through GE SeaCo SRL, a Barbados society with restricted liability (the "Society"), and GE SeaCo America LLC, a Delaware limited liability company. The Society, its subsidiaries and GE SeaCo America LLC are collectively referred to as "GE SeaCo". Substantially all of the existing container fleets of SCL and GE Capital are being leased-in to GE SeaCo on an operating basis, and GE SeaCo in turn leases the units out to customers. Once the containers have reached certain ages and in other agreed upon circumstances, they are thereafter managed by GE SeaCo for the owners, sold at the owner's request or purchased by GE SeaCo. GE SeaCo itself purchases new container additions to the combined fleet. In addition to the container lease and management agreements with SCL and GE Capital, GE SeaCo contracts with them for certain administrative and other services. The periods of these agreements are indefinite. GE SeaCo also contracts with SCL from time to time for purchases of containers from SCL factories and services from SCL depots.

     b. PRINCIPLES OF CONSOLIDATION AND COMBINATION - The financial statements include the consolidated accounts of the Society and all of its majority-owned subsidiaries and are combined with GE SeaCo America LLC. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     c. CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

     d. CONTAINERS, REAL ESTATE AND OTHER FIXED ASSETS - Containers are recorded at cost and, after allowance for salvage value, are depreciated over their estimated useful lives by the straight-line method. Under certain circumstances where the cost of new containers exceeds pre-establised thresholds, determined from historical container cost information, an accelerated basis amortizing such excess over the initial lease period has been applied. The estimated useful life and salvage value for containers is generally 20 years and 20%, respectively, with the exception of refrigeration machinery which is 15 years and 15%, respectively. Container repair and maintenance are expensed as incurred. Container refurbishment costs are capitalized to the container asset and amortized over the remaining life of the container in the case of owned containers and are capitalized as leasehold improvements and amortized over the lesser of the remaining life of the container and the remaining lease term in the case of leased containers.

          Real estate and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method. The useful lives of other fixed assets range from 5 to

          10 years. Leasehold property is depreciated over the shorter of the estimated useful lives or the respective lease periods.

     e. OTHER ASSETS - The main components of other assets are repositioning costs and deferred finance costs. Repositioning costs of approximately $12,289,000 (2003 - $21,620,000) represents the cost of repositioning of containers that are direct and incremental to establishing operating lease agreements. These costs are amortized on a straight-line basis over a two-year period, which approximates the lives of the related lease agreements. Deferred finance costs of approximately $10,069,000 (2003 - $8,121,000) represents the cost of arranging loans for the purchase of container assets. These costs are amortized over the respective terms of the loans.

     f.   ADVANCES DUE TO PARENT COMPANIES - See Note 7.

     g. FOREIGN CURRENCY TRANSLATION - Foreign subsidiary income and expenses are translated into U.S. dollars, GE SeaCo's reporting currency, at the average rates of exchange prevailing during the year. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive loss. No income taxes are provided on the translation adjustments as management does not expect that such gains or losses will be realized. Foreign currency transaction gains and losses are recognized in operations as they occur.

     h. REVENUE RECOGNITION - Container assets are revenue-earning under operating leases. The financial statements reflect rentals as revenue. Revenues are recognized on a straight-line basis over the life of the respective lease, including free days and incentives. Advanced billings are deferred and recognized in the period earned. Receivables are reserved when collection is deemed doubtful. Late charges are recognized when collected. With respect to sales-type leases, a gain or loss on the sale of the container is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, of the Financial Accounting Standards Board ("FASB") and included in revenue.

     i.   EXPENSE RECOGNITION - Expenses are recorded in the period incurred.

     j. INTEREST AND RELATED EXPENSE - Interest and related expense includes foreign currency transaction exchange losses of $1,693,000 (2003 - $3,629,000, 2002 - $709,000).

     k. IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, GE SeaCo reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. GE SeaCo considers its container fleet as one asset for impairment review purposes. An impairment, if any, would be recognized when expected future undiscounted operating cash flows of the fleet or other asset are lower than its carrying value. In the event that an impairment occurs, the fair value of the related asset is estimated, and GE SeaCo records a charge to earnings calculated by comparing the asset's carrying value to the estimated fair value.

     l. INCOME TAXES - Deferred income taxes result from temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are recorded at enacted statutory rates and are adjusted as enacted rates change. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

     m. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include, among others, the allowance for doubtful accounts, depreciation and amortization, employee benefits, taxes and contingencies. Actual results may differ from those estimates.

     n. CONCENTRATION OF CREDIT RISK - Trade receivables potentially subject GE SeaCo to credit risk. GE SeaCo extends credit to its customers based upon an evaluation of the customers' financial condition and credit history and generally does not require collateral. Due to the large number of customers comprising GE SeaCo's customer base and their dispersion across different geographical areas, GE SeaCo's concentration of credit risk is limited.

     o. INTEREST RATE SWAP AGREEMENTS - GE SeaCo is exposed to interest rate risk on its floating rate debt and tries to manage the impact of interest rate changes on earnings and cash flows. From July 2004, GE SeaCo's policy is to enter into interest rate swap agreements to hedge the variability in interest rate cash flows due to interest rate risk on floating rate debt for a five year period from the drawing down of the debt. At December 31, 2004, GE SeaCo had outstanding interest rate swaps, which have been designated as cash flow hedges. Since their designation as cash flow hedges, changes in fair value are accumulated in other comprehensive loss as no ineffectiveness is expected. Amounts accumulated in other comprehensive loss will be reclassified into earnings as the hedged interest cash flows are accrued. The fair value of the outstanding swaps at December 31, 2004 was a $33,000 liability (2003 - $nil liability). GE SeaCo had no other interest rate swap agreements at December 31, 2004 and 2003.

     p.   RECLASSIFICATIONS  - Certain  amounts  in the 2002 and 2003  financial statements have been reclassified to conform with the 2004 presentation. This includes the reclassification of certain amounts historically included in operating expenses which are now included in revenue.


2.   REAL ESTATE AND OTHER FIXED ASSETS

     The major classes of real estate and other fixed assets are as follows (dollars in thousands):

                                                               December 31,
                                                           ---------------------
                                                             2004          2003
                                                           -------       -------

Land and buildings .................................       $   412       $   366
Motor vehicles .....................................         2,828         2,715
Fixtures, fittings and office equipment ............        28,164        24,414
                                                           -------       -------

                                                            31,404        27,495
                                                           -------       -------

Less:  Accumulated depreciation ....................        20,294        17,861
                                                           -------       -------

                                                           $11,110       $ 9,634
                                                           =======       =======

3.   ASSET SALE RECEIVABLES

     The components of asset sale receivables are as follows (dollars in thousands):

                                                              December 31,
                                                       -------------------------
                                                         2004             2003
                                                       --------         --------

      Gross asset sale receivables ...........         $ 5,073          $ 5,519
      Unearned interest income ...............            (477)            (627)
                                                       -------          -------

      Asset sale receivables .................         $ 4,596          $ 4,892
                                                       =======          =======

     Contractual   maturities  of  GE  SeaCo's  gross  asset  sale   receivables
     subsequent to December 31, 2004 are as follows (dollars in thousands):

       Year Ending
       December 31,
       ------------
       2005...................................    $2,431
       2006...................................     1,810
       2007...................................       392
       2008...................................       340
       2009...................................       100
                                                  ------

                                                  $5,073
                                                  ======


4.   DEBT

      Debt at December 31 consists of the following (dollars in thousands):

                                                        2004          2003
                                                      --------    ----------

       Credit Facilities.........................     $ 65,850    $ 140,551
       Securitization Facilities.................      627,166      370,000
       Other.....................................        1,537            -
                                                      --------     --------

                                                      $694,553     $510,551
                                                      ========     ========

     CREDIT FACILITIES - GE SeaCo has a $125,000,000 syndicated multi-currency revolving credit facility under which GE SeaCo can borrow on a revolving basis. Interest on the facility ranged from 1.75% to 2.50% over LIBOR depending on certain debt ratios, and was approximately 2.50% over LIBOR during 2004. At December 31, 2004, $4,000,000 was outstanding under this facility. This facility was renegotiated and on February 22, 2005 the commitment period was extended to February 20, 2009 and the interest on the facility was reduced to a range of 1.125% to 1.75% over LIBOR. The second credit facility is an eight-year term loan facility in the original amount of $50,000,000 under which GE SeaCo borrowed under a commitment period which ended in March 2003. GE SeaCo is repaying this facility over its remaining term which ends in 2010. Interest on this facility is 1.75% over LIBOR. At December 31, 2004, $41,850,000 (2003 - $45,551,000) was
     outstanding under this facility. The third credit facility is a $50,000,000 revolving three-year credit facility entered into on April 20, 2004 under which GE SeaCo can borrow on a revolving basis during a commitment period ending May 2007, where the balance outstanding at that date becomes due. Interest on the facility is 1.75% over LIBOR until May 2006 and 2.25% over LIBOR thereafter. At December 31, 2004, $20,000,000 was outstanding under this facility. None of these facilities is guaranteed by GE Capital or SCL.

     SECURITIZATION FACILITIES - A bankruptcy-remote majority-owned consolidated GE SeaCo subsidiary (the "Subsidiary"), formed in 2001 to facilitate securitized finance, has issued three series of notes under a securitized facility. These notes are not guaranteed by GE Capital or SCL and are non-recourse to GE SeaCo and its other subsidiaries. The three series of notes share a pool of container collateral and are guaranteed as to timely payment of scheduled interest and ultimate payment of principal by a financial guaranty insurance policy from an AAA rated monoline insurance company. One series of term notes in the original face amount of $300,000,000 was issued in November 2002 and is repayable over a ten-year term which commenced in November 2002. The annual cost of the insurance wrap on this 2002 series of notes is 0.47% of the outstanding balance. Interest on this 2002 series of term notes is 0.60% over LIBOR. At December 31, 2004, $237,500,000 (2003 - $267,500,000) was outstanding under this series of term notes. On May 4, 2004, the Subsidiary issued additional term notes in the original face amount of $275,000,000. This 2004 series of term notes is repayable over a ten-year term which commenced in May 2004. The annual cost of the insurance wrap on this 2004 series of notes is 0.45% of the outstanding balance. Interest on this 2004 series of notes is 0.30% over LIBOR. At December 31, 2004, $256,666,000 was outstanding under this series of notes. The third series of notes, originally issued in 2001, consists of a revolving note, currently in the amount of $150,000,000 which must be renewed annually or the outstanding balance repaid over a ten year term. The revolving note was last renewed in May 2004. The annual cost of the insurance wrap on this revolving note is 0.45% of the outstanding balance. Interest on the note is 0.50% over LIBOR. If the revolving period is not renewed again, interest on the facility will increase to 1.25% over LIBOR. At December 31, 2004, $133,000,000 (2003 - $102,500,000) was
     outstanding under this revolving note.

     OTHER - GE SeaCo has a sterling denominated three-year loan of (pound)960,000 ($1,843,000) entered into on 10 September, 2004 at a fixed rate of 5.14%. At December 31, 2004, (pound)800,000 ($1,537,000) was outstanding under this facility.

     At December 31, 2004 and 2003, $694,553,000 and $510,551,000  respectively, was outstanding under all these facilities bearing a weighted average interest rate of 3.38% and 2.52%, respectively. In addition, GE SeaCo has approximately $168,000,000 in available lines of credit as of December 31, 2004 (2003 - $62,500,000). Substantially all of GE SeaCo's container assets were used as collateral on the facilities provided.

     During 2004, GE SeaCo entered into a number of interest rate swap agreements, each with a five year term, to hedge the variability in interest rate cash flows as a result of fluctuations in LIBOR. At December 31, 2004 GE SeaCo had fixed rate swaps covering $70,000,000 of debt at an average interest rate of 3.89%. The fair value of the swap agreements at December 31, 2004 was a liability of $33,000 (2003 - $nil liability). This amount is included in other comprehensive loss and will be reclassified into earnings as the hedged interest cash flows are accrued.

     At December 31, 2004, GE SeaCo was in full compliance with all the requirements of the credit agreements evidencing its long-term debt. These requirements included financial covenants to maintain specified minimum debt service coverage and minimum interest coverage and not to exceed specified leverage. The carrying value of the long-term debt approximated its fair value due to the variable-rate nature of the respective borrowings.

     The following is a summary of the aggregate maturities of debt at December 31, 2004 (dollars in thousands):

       Year Ending
       December 31,
       ------------
       2005...................................       $194,964
       2006...................................         62,122
       2007...................................         85,976
       2008...................................         61,838
       2009...................................         62,015
       2010 and thereafter.....................       227,638
                                                     --------

                                                     $694,553
                                                     ========


5.   PENSION PLANS

     GE SeaCo participates in an SCL pension plan (the "SCL Pension Plan") for certain of its non-U.S. foreign employees. The plan is a single-employer defined benefit plan of an SCL subsidiary in which the benefits are based primarily on years of service and employee compensation near retirement. It is GE SeaCo's policy to fund this plan in accordance with applicable laws and income tax regulations attributable to its employees and to record pension expense in similar amounts pursuant to multi employer plan accounting. Contributions and pension expense during 2004, 2003 and 2002 were $1,158,000, $936,000 and $891,000, respectively.

     The following information is provided to illustrate the SFAS 132R, Employers' Disclosures about Pensions and Other Postretirement Benefits, disclosures relevant to benefit costs and obligations attributable to GE SeaCo employees as if these employees participated in a stand-alone GE SeaCo single-employer defined benefit plan. For this purpose, benefit cost and obligation amounts have been allocated from the SCL Pension Plan on a head-count basis.

     The significant weighted-average assumptions used to determine net periodic costs of the SCL Pension Plan are as follows:

                                                                     2004        2003        2002
                                                                     ----        ----        ----
      Discount rate......................................            5.4%        5.6%        6.0%
      Assumed rates of compensation increases............            3.0%        2.6%        3.5%
      Expected long-term rate of return on plan assets...            7.0%        6.5%        6.5%

     The significant weighted-average assumptions used to determine benefit obligations of the SCL Pension Plan at year end are as follows:

                                                           2004         2003
                                                           ----         ----

      Discount rate......................................  5.3%         5.4%
      Assumed rates of compensation increases............  3.3%         3.0%


      The discount rate essentially represents the risk-free rate of return on high-quality corporate bonds at the end of the year in the country in which the assets are held.

     In determining the expected long-term rate of return on assets, management has evaluated input from actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the respective plans to determine the average rate of earnings expected on the funds invested. The projected returns by these consultants are based on broad equity and bond indices, including fixed interest rate gilts of long-term duration since the plan is predominantly in the U.K. The expected long-term rate of return is based on a planned asset allocation of 60% in equity investments, with an expected long-term rate of return of 8.5%, and 40% in fixed income investments, with an expected long-term rate of return of 4.8%.

     The changes in the benefit obligation, the plan assets and the funded status of the SCL Pension Plan attributable to GE SeaCo employees during the years ended December 31, 2004 and 2003 were as follows (dollars in thousands):

                                                             2004        2003
                                                           -------      --------
      Change in benefit obligation:
        Benefit obligation at beginning of year.........  $21,304       $15,935
        Service cost....................................      522           589
        Interest cost...................................    1,276         1,471
        Plan participants' contributions................      194           257
        Actuarial loss..................................    3,199         2,540
        Benefits paid...................................     (747)       (1,570)
        Foreign currency translation....................    1,764         2,082
                                                           ------        ------

        Benefit obligation at end of year...............   27,512        21,304
                                                           ------        ------

      Change in plan assets:
        Fair value of plan attests at beginning of year.   14,724        11,161
        Actual return on plan assets....................    3,071         2,153
        Employer contributions..........................      739         1,282
        Plan participants contributions.................      194           257
        Benefits paid...................................     (747)       (1,570)
        Foreign currency translation....................    1,229         1,441
                                                           ------        ------

        Fair value of plan assets at end of year........   19,210        14,724
                                                           ------        ------

      Funded status.....................................   (8,302)       (6,580)
      Unrecognized net actuarial loss...................   10,257         8,784
      Unrecognized prior service cost...................    -             -
                                                           ------        ------

      Prepaid benefit cost..............................  $ 1,955       $ 2,204
                                                          =======       =======

     The components of net periodic benefit cost of the SCL Pension Plan attributable to the GE SeaCo employees during 2004 and 2003 consisted of the following (dollars in thousands):

                                                    2004               2003
                                                   -------           -------

     Service cost................................  $   522           $   589
     Interest cost...............................    1,276             1,471
     Expected return on assets...................   (1,158)           (1,237)
     Net amortization and deferrals..............      489               553
                                                    ------            ------

      Net periodic benefit cost..................   $1,129            $1,376
                                                    ======            ======

     The weighted-average asset allocations of the SCL Pension Plan as of December 31, 2004 and 2003 by asset category as a percentage of plan assets are as follows:

                                                    2004               2003
                                                   ------             -------

     Equity Investments..........................   61.6%               61.4%
     Fixed Income Investments....................   37.6%               38.6%
     Other.......................................    0.8%                0.0%
                                                   ------              ------

     Net amount recognised.......................  100.0%              100.0%
                                                   ======              ======


     The following benefit payments, which reflect assumed future service, are expected to be paid by GE SeaCo (dollars in thousands):

     Year ending December 31,
     ------------------------
     2005..................................   $   705
     2006..................................       768
     2007..................................       851
     2008..................................       915
     2009..................................     1,172
     2010 to 2013 .........................     6,750
                                              -------

                                              $11,161
                                              =======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of the SCL Pension Plan attributable to GE SeaCo employees were, in aggregate, $27,512,000, (2003 - $21,304,000),
     $23,695,000  (2003 - $18,348,000)  and  $19,210,000  (2003 -  $14,724,000),
     respectively.

6.   INCOME TAXES

     The Society is subject to Barbados income tax. The Society's maximum rate of tax is 2.5%, and the minimum rate is 1%. The Society has organized various subsidiaries throughout the world to perform container leasing and monitoring functions. These subsidiaries are subject to income tax in the local jurisdictions. The tax rates in these jurisdictions generally range from 16% to 50%.

     Income taxes provided by GE SeaCo relate principally to its non-US subsidiaries as pre-tax income is primarily non-US, and GE SeaCo is considered a pass-through entity for US tax purposes.

     The provision for income taxes consists of the following (dollars in thousands):

                                     Current       Deferred         Total
                                     -------       --------         -----
      December 31, 2004:
        United States............     $    8          $   -        $    8
        Other foreign............      2,579            413         2,992
                                       -----            ---         -----
                                      $2,587           $413        $3,000
                                      ======           ====        ======


                                     Current       Deferred          Total
                                     -------       --------          -----
      December 31, 2003:
        United States............     $    3           $  -         $    3
        Other foreign............      1,720            277          1,997
                                       -----            ---          -----
                                      $1,723           $277         $2,000
                                      ======           ====         ======


                                     Current       Deferred          Total
                                     -------       --------          -----
      December 31, 2002:
        United States............     $    9           $  -         $    9
        Other foreign............      2,322            169          2,491
                                       -----            ---          -----

                                      $2,331           $169         $2,500
                                      ======           ====         ======


      The net deferred tax liability recognized in the combined and consolidated balance sheets at December 31, 2004 and 2003 is comprised of the following (dollars in thousands):

                                                  2004           2003
                                                  ----           ----

     Deferred tax liabilities...........        $(3,554)       $(2,563)
     Net deferred tax assets............          2,673          1,909
                                                -------        -------
     Net deferred tax liabilities ......        $  (881)       $  (654)
                                                =======        =======

     GE SeaCo has gross deferred tax liabilities substantially caused by tax depreciation in excess of book depreciation. The gross deferred tax assets consist primarily of tax loss carryforwards. The gross amount of tax loss carryforwards is $99,043,698. Of this amount, $17,809,000 will expire in the five years ending December 31, 2009, and a further $74,632,500 will expire in the five years ending December 31, 2014. The remaining losses of $6,602,198 have no expiry date. At December 31, 2004, GE SeaCo had a deferred tax asset of $1,932,000 (2003 - $1,748,000) representing the future tax benefits of accrued pension costs recognized in other comprehensive loss.

     The differences in the effective rate of tax and the US statutory rate (35%) results principally from earnings generated by subsidiaries for which no consolidated returns may be filed, from different tax rates in other jurisdictions and from earnings outside the US that are not subject to income tax.


7.   RELATED PARTY TRANSACTIONS

     For the year ended December 31, 2004, GE SeaCo incurred expenses in connection with the lease and management agreements relating to SCL-owned containers provided to GE SeaCo of $26,499,000 (2003 - $26,213,000, 2002 -
     $33,101,000). For the year ended December 31, 2004, GE SeaCo was allocated expenses under the services agreement with SCL by which SCL provides management and administration services to GE SeaCo and for which GE SeaCo recognized and paid to SCL net amounts of $31,813,000 (2003 - $32,936,000, 2002 - $30,690,000). For the year ended December 31, 2004, GE SeaCo incurred $641,000 (2003 - $618,000, 2002 - $638,000) in travel costs which were purchased from an SCL subsidiary. For the year end December 31, 2004, SCL sold containers from its factories and provided use of SCL's depots for container repair and storage services, for which GE SeaCo paid $11,569,000 (2003 - $17,434,000, 2002 - $23,713,000). At December 31, 2004, $28,870,000
     was due to SCL (2003 - $30,342,000) in respect of these transactions. In 2004, GE SeaCo paid no interest on loans from SCL (2003 - $nil, 2002 - $nil) and at December 31, 2004, GE SeaCo had paid off all its loan balance to SCL (2003 - $3,000,000).

     For the year ended December 31, 2004, GE SeaCo incurred expenses in connection with the lease and management agreements relating to GE Capital-owned containers provided to GE SeaCo of $68,995,000 (2003 - $52,788,000, 2002 - $69,716,000). For the year ended December 31, 2004, GE
     SeaCo incurred expenses under the services agreement with GE Capital and its subsidiaries by which GE Capital provides administration and computer services to GE SeaCo and for which GE SeaCo recognized and paid to GE Capital net amounts of $7,903,000 (2003 - $8,055,000, 2002 - $8,113,000).
     At  December  31,  2004,   $39,925,000  was  due  to  GE  Capital  (2003  -
     $32,456,000) in respect of these transactions. In 2004, GE SeaCo paid no interest on loans from GE Capital (2003 - $nil, 2002 - $nil) and at December 31, 2004, GE SeaCo had paid off all its loan balance to GE Capital (2003 - $3,000,000).

     Under the joint venture master revolving credit agreements, the Society could borrow from the quotaholders for the sole purpose of funding payments of rent under the master lease agreements. The outstanding balance of the working capital loans was repaid upon the expiration of the master revolving credit agreements on May 1, 2002 and there have been no further renewals or extensions of such credit agreements. As a result, the Society incurred no interest expense under working capital loans in 2004 (2003 - $nil, 2002 - $167,000).

     On December 31, 2004 equal cash distributions were made to GE Capital and SCL (the "joint venture partners"), in the aggregate amount of $18,000,000. GE SeaCo's 2004 budget approved by the board had contemplated dividends, but these distributions were not declared, approved or ratified by the Board of Managers, which is a requirement pursuant to terms of the joint venture agreement and Barbados law. The distributions are reflected as a reduction to "Cash and Cash Equivalents" and "Advances due to Parent Companies" in GE SeaCo's balance sheet as of December 31, 2004. Upon discovery by GE Capital in January 2005 of these payments, which were described to it as dividends, GE Capital demanded that these distributions be repaid by the joint venture partners. Accordingly, these distributions were repaid by the joint venture partners to GE SeaCo on March 2, 2005.

     There are matters in disagreement between the joint venture partners. GE Capital has asserted that certain capital expenditures by GE SeaCo made to SCL did not receive all of the necessary approvals prior to being incurred. Management of GE SeaCo are not able to determine the potential consequence of a remedy, if any, on GE SeaCo. In addition, GE Capital has asserted that certain shared service allocations from SCL to GE SeaCo were not made in accordance with terms of the Services Agreement. SCL contends that the transactions in question were approved and that the allocations of shared services costs were correctly made (see Note 12). If one or more of GE Capital's assertions is determined to be appropriate, the outcome would be favorable to GE SeaCo.


8.   QUOTAHOLDERS' EQUITY

     GE SeaCo America LLC has one class of limited liability company units of which 6,000 were outstanding at December 31, 2004, held 3,000 by GE Capital and 3,000 by Sea Containers America Inc., an SCL subsidiary. The Society has five classes of capital quotas, with no par value, as follows:

     CLASS A QUOTAS

     These are fully voting and participating quotas of which 6,000 were outstanding at December 31, 2004, held 3,000 by GE Capital Container Two SRL, a GE Capital subsidiary, and 3,000 by SCL.

     CLASS B QUOTAS

     These are nonvoting quotas of which 6,000 were outstanding at December 31, 2004, held 4,200 by GE Capital Container SRL ("GEC Subsidiary") and 1,800 by SCL. Dividend rights are limited to distributable cash from containers leased-in to GE SeaCo by the holders and their affiliates. These quotas are redeemable by the Society at a price of $1.00 per quota when the leases of those containers terminate.

     CLASS C QUOTAS

     These are limited voting and non-participating quotas of which 1 was outstanding at December 31, 2004, held by GEC Subsidiary. The holder may elect an additional member to the Board of Managers of the Society in certain circumstances. These quotas are redeemable by the Society at a price of $0.01 per quota when the holder transfers Class C quotas (except to an affiliate) or the holder and its affiliates sell all of their Class A quotas.

     CLASS D QUOTAS

     These quotas were redeemed in 1999.

     CLASS E QUOTAS

          These are limited voting and non-participating quotas of which 200,002 were outstanding at December 31, 2004, held 100,000 by GEC Subsidiary and 100,002 by SCL. The majority holders may elect an additional member to the Board of Managers of the Society in certain circumstances. These quotas are redeemable by the Society at a price of $0.01 per quota when any holder transfers Class E quotas (except to an affiliate) or the holder and its affiliates sell all of their Class A quotas.

9.   RENTAL INCOME UNDER OPERATING LEASES

     The following are the minimum future rentals as at December 31, 2004 due GE SeaCo under operating leases of containers (dollars in thousands):

      Year Ending
      December 31,
      ------------

      2005             ...............................     $206,792
      2006             ...............................      153,546
      2007             ...............................      114,000
      2008             ...............................       64,748
      2009             ...............................       29,581
      2010 and thereafter..........................          23,475
                                                           --------

                                                           $592,142
                                                           ========


10.  COMMITMENTS

     Outstanding purchase orders for containers and contracts to purchase other fixed assets at December 31, 2004, were approximately $44,000,000 (2003 - $51,000,000) of which $289,000 (2003 - $2,700,000) were with related parties.

     Future payments under operating leases in respect of equipment rentals and leased premises and under a computer information services agreement are payable as follows (dollars in thousands):

      Year Ending
      December 31,
      ------------

      2005             ...............................     $ 82,466
      2006             ...............................       62,848
      2007             ...............................       41,937
      2008             ...............................       26,565
      2009             ...............................       11,656
      2010 and thereafter..........................          11,028
                                                           --------

                                                           $236,500
                                                           ========

     Of the above, related party rental payments for the leased-in container fleet and related party payments for computer services amount to $233,434,000. For the years ended December 31, 2004, 2003 and 2002, rental expense for the abovementioned services amounted to $102,146,000, $82,421,000 and $106,674,000 respectively, which is included in operating expenses on the accompanying statements of combined and consolidated operations.

11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

                                                            December 31,
                                                      -----------------------
                                                         2004         2003
                                                      ---------     ---------

     Foreign currency translation adjustments.......  $ (9,376)     $ (8,426)
     Interest rate hedge............................       (33)          -
     Minimum pension liability, net of tax..........    (4,508)       (4,080)
                                                       -------       -------

                                                      $(13,917)     $(12,506)
                                                      ========      ========


12.  DISPUTES BETWEEN QUOTAHOLDERS

     Pursuant to the Services Agreement dated May 1, 1998 between GE SeaCo and SCL, SCL provides GE SeaCo with certain management and administrative services and receives compensation for the provision of those services (see
     Note 7). GE Capital has alleged that SCL has committed multiple breaches of the Services Agreement and related documents between SCL and GE SeaCo.

     Since May 1998, SCL has allocated to the joint venture various SCL office and communications costs. GE Capital disputes the methodology of allocation as being contrary to the provisions of the Services Agreement and believes the accompanying financial statements reflect excess expense amounts paid by the joint venture to SCL of approximately $1,000,000 and $900,000 for the years ended December 31, 2003 and 2004, respectively. Excess expense amounts for the period May 1998 through December 2002 are under investigation. On April 28, 2005, SCL paid $4,300,000 to GE SeaCo under protest pending resolution of this dispute.

     During 2004, GE Capital asserts that GE SeaCo purchased $2,000,000 of equipment from SCL affiliated factories without proper authorization from the Board of Managers. The Board has directed management to strengthen internal controls, including taking appropriate disciplinary action, to avoid future unauthorized actions. Further, GE Capital has requested that the equipment be removed from the joint venture and that SCL retain title and, further, all future lease profits on such equipment be disgorged to GE SeaCo. SCL believes that the equipment in question, which is reflected on GE SeaCo's combined and consolidated balance sheet, should continue to be owned by GE SeaCo.

     As of December 31, 2004, GE SeaCo made cash payments of approximately $3,000,000 to SCL affiliated factories. GE Capital maintains these payments were made contrary to the payment terms disclosed to the Board of Managers at the time such transactions were approved. GE Capital has requested the payments be returned to GE SeaCo with interest paid from the date of the alleged improper cash payments and that controls with respect to transactions with SCL affiliates be strengthened. SCL believes that payment for this equipment, which is currently reflected on GE SeaCo's combined and consolidated balance sheet, was properly due when GE SeaCo took delivery of the equipment.

     GE Capital has raised certain issues with respect to pension expenses and liabilities from SCL to GE SeaCo. The issues are under investigation and not yet quantified.

     The agreements establishing GE SeaCo in May 1998 allowed SCL to continue an independent business of leasing certain SCL-owned containers directly to certain customers. GE Capital has alleged that SCL has diverted the services of employees and other resources of GE SeaCo for the benefit of that independent business of SCL. GE Capital has demanded that SCL immediately terminate such diversions and provide restitution to GE SeaCo for them, which GE Capital estimates would be in the amount of approximately $6,500,000 plus interest. SCL believes that the joint venture parties' understanding in 1998 was that the use of such services and resources was permissible and to be provided without charge.

     As a result of these disputes and other alleged breaches of the Services Agreement and related documents, GE Capital delivered a notice of default under the Services Agreement and those related documents on March 29, 2005. On April 28, 2005, SCL wrote to GE Capital denying the alleged breaches and obtained a temporary restraining order preventing immediate termination of the Services Agreement on the basis of it's denial of the alleged breaches and citing irreparable harm to SCL. A hearing on the preliminary injunction is scheduled for May 19, 2005.

     Further, GE Capital has stated that it is considering exercise of the "C" quota to appoint an additional Manager to the Society's Board of Managers which would give it a majority of the board members.


                                     ******

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 19, 2005


                                       SEA CONTAINERS LTD.

                                       By: /s/ Edwin S. Hetherington
                                           -------------------------
                                               Edwin S. Hetherington
                                               Vice President, General Counsel
                                                   and Secretary

                                  EXHIBIT INDEX

Exhibit No.                 Incorporated by Reference to                        Description
-----------                 ----------------------------                        -----------
----------------------------------------------------------------------------------------------------------------------
  2                 Exhibit 2 to July 18, 2003 Form 8-K           Agreement for Sale and Purchase of Sea Containers
                    Current Report (File No. 1-7560).             Isle of Man Ltd. dated July 14, 2003 among Sea
                                                                  Containers Ltd., Sea Containers Ports and Ferries
                                                                  Ltd. and Windwood Ltd.
----------------------------------------------------------------------------------------------------------------------
  3(a)              Exhibit 3(a) to June 30, 1992 Form 10-Q       Memorandum of Association, Certificate of
                    Quarterly Report (File No. 1-7560).           Incorporation and Memoranda of Increase of Share
                                                                  Capital of Sea Containers Ltd., as amended through
                                                                  June 24, 1992.
----------------------------------------------------------------------------------------------------------------------
  3(b)              Exhibit 3(b) to 2003 Form 10-K Annual         Bye-Laws of Sea Containers Ltd., as amended
                    Report (File No. 1-7560).                     through June 6, 2001.
----------------------------------------------------------------------------------------------------------------------
  4(a)              Exhibit 6 to Amendment No. 3 dated June       Rights Agreement between Sea Containers Ltd. and
                    5, 1998 to Form 8-A Registration Statement    BankBoston N.A., as Rights Agent, dated as of May
                    (File No. 1-7560).                            9, 1988 and amended and restated as of June 1, 1998.
----------------------------------------------------------------------------------------------------------------------
  4(b)              Exhibit 4(b) to June 30, 1998 Form 10-Q       Certificate of Designation of Terms of $7.25
                    Quarterly Report (File No. 1-7560).           Convertible Cumulative Preferred Shares.
----------------------------------------------------------------------------------------------------------------------
  4(c)              Exhibit 4.2 to Form S-4 Registration          Indenture dated February 1, 1998 between Sea
                    Statement No. 333-8458.                       Containers Ltd. and United States Trust
                                                                  Company of New York, Trustee, relating to
                                                                  7 7/8% Senior Notes Due 2008.
----------------------------------------------------------------------------------------------------------------------
  4(d)              Exhibit 4.2 to Form S-4 Registration          Indenture dated October 1, 1999 between Sea
                    Statement No. 333-11040.                      Containers Ltd. and United States Trust
                                                                  Company of New York, Trustee, relating to
                                                                  10 3/4% Senior Notes Due 2006.
----------------------------------------------------------------------------------------------------------------------
  4(e)              Exhibit 4.1 to April 28, 2004 Form 8-K        Indenture dated May 1, 2004 between Sea
                    Current Report (File No. 1-7560).             Containers Ltd. and The Bank of New York,
                                                                  Trustee, relating to Debt Securities
                                                                  issuable from time to time.
----------------------------------------------------------------------------------------------------------------------
  4(f)              Exhibit 4.2 to April 28, 2004 Form 8-K        Officers' Certificate dated May 3, 2004 relating
                    Current Report (File No. 1-7560).             to 10 1/2% Senior Notes Due 2012 pursuant to
                                                                  Exhibit 4(e).
----------------------------------------------------------------------------------------------------------------------
  4(g)              Exhibit 4.1 to September 30, 2001 Form        Amended and Restated Indenture dated July 16, 2001
                    10-Q Quarterly Report (File No. 1-7560).      between Sea Containers SPC Ltd. and The
                                                                  Bank of New York, Trustee.
----------------------------------------------------------------------------------------------------------------------
  4(h)              Exhibit 4.2 to Form S-4 Registration          Indenture dated June 1, 2003 between Sea
                    Statement No. 333-103995.                     Containers Ltd. and The Bank of New York, Trustee,
                                                                  relating to 13% Senior Notes Due 2006.
----------------------------------------------------------------------------------------------------------------------
  4(i)              Exhibit 4.2 to Form S-4 Registration          Indenture dated July 1, 2003 between Sea
                    Statement No. 333-103999.                     Containers Ltd. and The Bank of New York,
                                                                  Trustee, relating to 12 1/2% Senior Notes
                                                                  Due 2009.
----------------------------------------------------------------------------------------------------------------------

Exhibit No.         Incorporated by Reference to                  Description
-----------         ----------------------------                  -----------

----------------------------------------------------------------------------------------------------------------------
  4(j)              Exhibit 10.1 to September 30, 2003 Form       Term Loan and Revolving Credit Facility Agreement
                    10-Q Quarterly Report (File No. 1-7560).      dated November 5, 2003 among Silja Oy Ab, certain
                                                                  Silja subsidiaries and a syndicate of lending banks.
----------------------------------------------------------------------------------------------------------------------
  4(k)              Exhibit 10.2 to September 30, 2003 Form       Loan Facility Agreement dated November 5, 2003
                    10-Q Quarterly Report (File No. 1-7560).      among Sea Containers Ltd., Silja Oy Ab, certain
                                                                  Silja subsidiaries and a syndicate of lending banks.
----------------------------------------------------------------------------------------------------------------------
                    SCL has no instrument with respect to  long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of SCL on a consolidated basis. The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.
----------------------------------------------------------------------------------------------------------------------
 10(a)              Exhibit 10(a) to 1988 Form 10-K Annual        Supplement to Terms of Employment of James B.
                    Report (File No. 1-7560).                     Sherwood and Edwin S. Hetherington.
----------------------------------------------------------------------------------------------------------------------
 10(b)              Exhibit 10(b) to 1997 Form 10-K Annual        Supplement to Terms of Employment of James A.
                    Report (File No. 1-7560).                     Beveridge.
----------------------------------------------------------------------------------------------------------------------
 10(c)              Exhibit 10(h) to 1991 Form 10-K Annual        Sea Containers Ltd. 1991 Stock Appreciation Rights
                    Report (File No. 1-7560).                     Plan.
----------------------------------------------------------------------------------------------------------------------
 10(d)              Exhibit 10(a) to  September 30, 1998          Sea Containers Ltd. 1997 Stock Option Plan.
                    Form 10-Q Quarterly Report
                    (File No. 1-7560).
----------------------------------------------------------------------------------------------------------------------
 10(e)              Exhibit 10(e) to  Original 2004 Form 10-K     Sea Containers Ltd. 2004 Stock Option Plan
                    (File No. 1-7560).
----------------------------------------------------------------------------------------------------------------------
 10(f)              Exhibit 10(i) to 1997 Form 10-K Annual        Omnibus Agreement dated March 19, 1998 among Sea
                    Report (File No. 1-7560).                     Containers Ltd., GE SeaCo SRL, Genstar Container
                                                                  Corp. and GE Capital Container SRL (without
                                                                  Attachments).
----------------------------------------------------------------------------------------------------------------------
 10(g)              Exhibit 2.1 to Form S-1 Registration          Services Agreement dated August 1, 2000 among Sea
                    Statement No. 333-12030.                      Containers Ltd., Sea Containers Services Ltd.
                                                                  and Orient-Express Hotels Ltd.
----------------------------------------------------------------------------------------------------------------------
 10(h)              Exhibit 10.6 to 2001 Form 10-K Annual         Amendment of Services Agreement dated January 1,
                    Report of Orient-Express Hotels Ltd.          2001 (Exhibit 10(g) above).
                    (File No. 1-16017).
----------------------------------------------------------------------------------------------------------------------
 10(i)              Exhibit 2.3 to Form S-1 Registration          Tax Sharing Agreement dated August 1, 2000
                    Statement No. 333-12030.                      between Sea Containers Ltd. and Orient-Express
                                                                  Hotels Ltd.
----------------------------------------------------------------------------------------------------------------------
 10(j)              Exhibit 2.5 to Form S-1 Registration          Noncompete Agreement dated August 1, 2000 between
                    Statement No. 333-12030.                      Sea Containers Ltd. and Orient-Express
                                                                  Hotels Ltd.
----------------------------------------------------------------------------------------------------------------------
 10(k)              Exhibit 10(k) to Original 2004 Form 10-K      Intercity East Coast Franchise Agreement dated
                    (File No. 1-7560).                            March 18, 2005 between Strategic Rail Authority
                                                                  and Great North Eastern Railway Ltd.
----------------------------------------------------------------------------------------------------------------------
 10(l)              Exhibit 10(l) to Original 2004 Form 10-K      Conditions Precedent  Agreement dated March 18,
                    (File No. 1-7560).                            2005 between Strategic Rail Authority and Great
                                                                  North Eastern Railway Ltd.
----------------------------------------------------------------------------------------------------------------------

Exhibit No.         Incorporated by Reference to                 Description
-----------         ----------------------------                 -----------

----------------------------------------------------------------------------------------------------------------------
 10(m)              Exhibit 10(m) to Original 2004 Form           Definitions Agreement dated March 18, 2005
                    10-K (File No. 1-7560).                       between  Strategic Rail Authority and Great North
                                                                  Eastern Railway Ltd.
----------------------------------------------------------------------------------------------------------------------
 11                 Exhibit 11 to Original 2004 Form 10-K         Statement of computation of per share earnings.
                    (File No. 1-7560).
----------------------------------------------------------------------------------------------------------------------
 12                 Exhibit 12 to Original 2004 Form 10-K         Statement of computation of ratios.
                    (File No. 1-7560).
----------------------------------------------------------------------------------------------------------------------
 14                 Exhibit 14 to 2003  Form 10-K Annual          Code of Business Practices for Principal
                    Report  (File No. 1-7560).                    Executive, Financial and Accounting Officers.
----------------------------------------------------------------------------------------------------------------------
 21                 Exhibit 21 to Original 2004 Form 10-K         Subsidiaries of Sea Containers Ltd.
                    (File No. 1-7560).
----------------------------------------------------------------------------------------------------------------------
 23(a)                                                            Consent of Deloitte & Touche LLP to the
                                                                  incorporation by reference, in Form S-3
                                                                  Registration Statement No. 33-75840 and Form S-8
                                                                  Registration Statement No. 333-13356, of its report
                                                                  on the financial statements of Sea Containers Ltd.
                                                                  in the Original 2004 Form-10-K.
----------------------------------------------------------------------------------------------------------------------
 23(b)                                                            Consent of Deloitte & Touche LLP to the
                                                                  incorporation by reference, in Form S-3
                                                                  Registration Statement No. 33-75840 and Form S-8
                                                                  Registration Statement No. 333-13356, of its report
                                                                  on the financial statements of GE SeaCo SRL
                                                                  in this Amendment No. 1.
----------------------------------------------------------------------------------------------------------------------
 31                                                               Rule 13a-14(a)/15d-14(a) Certifications.
----------------------------------------------------------------------------------------------------------------------
 32                                                               Section 1350 Certification.
----------------------------------------------------------------------------------------------------------------------
 99(a)              Exhibit 28 to 1987 Form 10-K Annual           Undertakings incorporated by reference into
                    Report (File No. 1-7560).                     Form S-8 Registration Statement No. 33-29576.
----------------------------------------------------------------------------------------------------------------------
 99(b)              Exhibit 99(b) to Original 2004 Form 10-K      Item 1-Business from 2004 Form 10-K Annual Report
                    (File No. 1-7560).                            of Orient-Express Hotels Ltd. (File No. 1-16017).
----------------------------------------------------------------------------------------------------------------------
 99(c)              Exhibit 99(c) to Original 2004 Form 10-K      Corporate Governance Guidelines of Sea Containers
                    (File No. 1-7560).                            Ltd.

