Form 10-Q
period 2005-06-30
SEA CONTAINERS LTD /NY/
filed 2005-08-09
CIK 88095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-7560

SEA CONTAINERS LTD

(Exact name of registrant as specified in its charter)

Bermuda	98-0038412
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

22 Victoria Street
P.O. Box HM 1179
Hamilton HMEX, Bermuda
(Address of principal executive offices)	(Zip Code)

441-295-2244

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 29, 2005, 26,136,285 Class A common shares and 14,329,795 Class B common shares of Sea Containers Ltd. were outstanding including 12,900,000 Class B shares owned by a subsidiary of the registrant.

SEA CONTAINERS LTD AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2005 and 2004
Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2005 and 2004
Condensed Consolidated Statement of Shareholders’ Equity – Six Months Ended June 30, 2005
Notes to the Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
Exhibit Index

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Sea Containers Ltd. or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied by these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEA CONTAINERS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except per share data)

	June 30,	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$133,985	$129,079
Restricted cash	22,964	17,056
Accounts receivable - less allowances for doubtful accounts of $4,255 (2005) and $4,942 (2004)	123,231	117,531
Due from related parties	30,586	38,030
Prepaid expenses and other current assets	25,235	27,604
Inventories	39,111	43,001
Current portion of equipment sale receivable, net	11,741	8,448
Total current assets	386,853	380,749

Fixed assets, net	1,671,776	1,815,527

Long-term equipment sales receivable, net	11,039	7,641
Advances on asset purchase contracts	1,446	13,586
Investments	353,546	397,755
Goodwill	19,617	18,725
Other intangible assets, net	55,380	57,351
Other assets	52,107	44,766
Total assets	$2,551,764	$2,736,100

See accompanying notes.

SEA CONTAINERS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(unaudited) (in thousands, except per share data)

	June 30,	December 31,
	2005	2004

Liabilities and shareholders’ equity
Current liabilities
Credit facilities	$1,404	$305
Accounts payable	134,663	145,733
Accrued expenses	226,261	254,533
Deferred revenue	18,264	14,545
Current portion of long-term debt	145,043	165,825
Total current liabilities	525,635	580,941

Long-term debt, and obligations under capital leases	857,867	958,237
Senior notes	406,778	406,513
Total liabilities	1,790,280	1,945,691

Minority interest	1,861	1646

Commitments and contingent liabilities	—	—

Preferred shares - $.01 par value; 15,000,000 shares authorized; issued 150,000 $7.25 convertible cumulative preferred shares (liquidating value of $100 per share)	—	15,000

Shareholders’ equity
Class A common shares - $.01 par value; 60,000,000 shares authorized; 26,135,985 (2005) and 23,655,054 (2004) issued and outstanding	261	236
Class B common shares - $.01 par value; 60,000,000 shares authorized; 14,330,095 (2005) and 14,388,295 (2004) issued and outstanding	143	144
Additional paid-in capital	501,042	460,433
Retained earnings	838,114	863,983
Accumulated other comprehensive (loss)	(188,676)	(159,772)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary - 12,900,000 shares at cost	(391,261)	(391,261)
Total shareholders’ equity	759,623	773,763
Total liabilities and shareholders’ equity	$2,551,764	$2,736,100

See accompanying notes.

SEA CONTAINERS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$457,985	$432,389	$839,597	$805,667

Costs and expenses:
Operating costs	(367,878)	(331,353)	(685,941)	(625,232)
Selling, general and administrative expenses	(64,458)	(57,989)	(135,241)	(113,610)
Depreciation & amortization	(29,729)	(28,891)	(61,333)	(57,939)
Total costs and expenses	(462,065)	(418,233)	(882,515)	(796,781)

Loss on sale of assets	(806)	—	(1,962)	—
Equity investment income in GE SeaCo	6,540	8,282	13,870	15,123
Operating income (loss)	1,654	22,438	(31,010)	24,009

Other income (expense)
Interest income	587	614	1,306	1,561
Interest expense, net of capitalized interest	(21,806)	(20,487)	(43,659)	(42,164)
Gain on sale of OEH shares	—	—	41,099	—

(Loss) income before taxes	(19,565)	2,565	(32,264)	(16,594)
Income tax (expense) benefit	(2,726)	(1,000)	4,343	3,500
Share of income from equity investments, net of tax	4,651	5,498	3,747	3,579
Net (loss) income	(17,640)	7,063	(24,174)	(9,515)
Preferred share dividends	(105)	(272)	(377)	(544)
Net (loss) income on class A and B common shares	$(17,745)	$6,791	$(24,551)	$(10,059)

(Loss) income per class A common shares:
Basic	$(0.64)	$0.30	$(0.91)	$(0.44)
Diluted	$(0.64)	$0.30	$(0.91)	$(0.44)

(Loss) income per class B common shares:
Basic	$(0.64)	$0.27	$(0.91)	$(0.44)
Diluted	$(0.64)	$0.27	$(0.91)	$(0.44)

See accompanying notes.

SEA CONTAINERS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited) (in thousands, except per share data)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net (loss)	$(24,174)	$(9,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & amortization	61,333	57,939
Loss on sale of assets	1,962	—
(Gain) on sale of OEH shares	(41,099)	—
Undistributed (earnings) of affiliates	(17,009)	(17,478)
Other non-cash items	(9,425)	(3,966)
Changes in assets and liabilities net of effects from acquisition or dispositions of subsidiaries:
(Increase) decrease in accounts receivable	(10,122)	(2,680)
(Increase) decrease in inventories	1,861	1,474
(Decrease) in accounts payable and accrued expenses	(9,762)	(1,114)
Net cash provided by (used in) operating activities	(46,435)	24,660

Cash flows from investing activities:
Purchase of fixed assets	(33,684)	(44,142)
Acquisitions and investments, net of cash acquired	(1,231)	—
(Increase) in restricted cash	(6,479)	(312)
Proceeds from sale of fixed assets	7,207	4,292
Proceeds from sale of shares in OEH	108,900	—
Net cash provided by (used in) investing activities	74,713	(40,162)

Cash flows from financing activities:
Repayment of long-term debt	(76,473)	(90,448)
Working capital facilities and re-drawable loans	26,968	8,191
Proceeds from long-term debt	10,320	164,588
Purchase and retirement of senior subordinated debentures	—	(79,729)
Proceeds from issuance of shares	40,633	15,881
Redemption of preferred shares	(15,000)	—
Payment of dividends	(1,695)	(1,685)
Net cash provided by (used in) financing activities	(15,247)	16,798

Effect of exchange rate changes on cash and cash equivalents	(8,125)	(58)
Increase (decrease) in cash and cash equivalents	4,906	1,238
Cash and cash equivalents, beginning of period	129,079	198,657
Cash and cash equivalents, end of period	$133,985	$199,895

Supplemental disclosure of cash flow information
Cash paid during the period for interest, exclusive of amounts capitalized	$43,559	$42,276
Income taxes paid	$—	$7,778

See accompanying notes.

SEA CONTAINERS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS)

(unaudited) (in thousands, except per share data)

	Class A	Class B	Paid		Other	Shares Held	Total
	Shares at	Shares at	in	Retained	Comprehensive	By a	Comprehensive
	Par Value	Par Value	Capital	Earnings	(Loss)	Subsidiary	(Loss)
Balance January 1, 2005	$236	$144	$460,433	$863,983	$(159,772)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	12	—	—	—
Issuance of class A common shares under employee stock option plan	—	—	173	—	—	—
Issuance of class A common shares under public offering, net of issuance costs	24	—	40,424	—	—	—
Conversion from class B to class A common shares	1	(1)
Dividends on common and preferred shares	—	—	—	(1,695)	—	—
Comprehensive (loss) income:
Net (loss) for the period	—	—	—	(24,174)	—	—	$(24,174)
Foreign currency translation adjustment	—	—	—	—	(41,001)	—	(41,001)
Fair value of derivative financial instruments	—	—	—	—	1,550	—	1,550
Gain on OEH’s sale of OEH shares	—	—	—	—	10,547	—	10,547
							$(53,078)
Balance June 30, 2005	$261	$143	$501,042	$838,114	$(188,676)	$(391,261)

See accompanying notes.

SEA CONTAINERS LTD AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1– Basis of Presentation

For purposes of these Notes, the “Company” refers to Sea Containers Ltd., and “SCL” refers to Sea Containers Ltd. and its subsidiaries.  “OEH” refers to Orient-Express Hotels Ltd., a 25% equity investment of the Company engaged in the hotel and leisure business.  “GE SeaCo” refers to GE SeaCo SRL, a 50% / 50% container leasing joint venture company between the Company and General Electric Capital Corporation accounted for under the equity method. “GNER” refers to Great North Eastern Railway Ltd., a wholly-owned subsidiary of the Company and operator of SCL’s passenger rail franchise in Great Britain.  “Silja” refers to Silja Oy Ab, a wholly-owned subsidiary of the Company based in Finland engaged in ferry operations in the Baltic Sea.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior period balances have been reclassified to conform to the current period presentation.

Basic and diluted earnings per share are computed by respectively dividing the net income (loss) by the weighted average number of shares outstanding during the three and six months ended June 30, 2005 and 2004. Options to purchase 89,748 and 110,359 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005, respectively, and options to purchase 128,724 and 145,341 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004, respectively, because to do so would have been anti-dilutive for the periods presented. In addition, 478,622 class B common shares issuable on conversion of convertible preferred shares for the three month ended March 31, 2005 and the three and six months ended June 30, 2004 was excluded from the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. On May 6, 2005, the Company’s preferred shares were redeemed for cash in the amount of $15,000,000.

The Company has two classes of common shares, class A and class B.  Each class B common share is convertible at any time into one class A common share of the Company.  Cash dividends on the class A common shares, if any, must be at least 10% higher than any cash dividends on the class B common shares.  In general, holders of class A and class B common shares vote together as a single class, with holders of class B shares having one vote per share and holders of class A shares having one-tenth of one vote per share.  In all other substantial respects, the class A and B shares are the same.

The average number of class A and B common shares outstanding is computed as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Class A shares:
Basic:
Number of shares outstanding at start of period	26,099	21,404	23,655	20,933
Issues of common shares	2	302	2,423	880
Repurchase / conversion of shares options	35	1	58	(106)
Number of shares outstanding at end of period	26,136	21,707	26,136	21,707

Diluted:
Effect of dilution	—	—	—	—
Number of shares outstanding at end of period	26,136	21,707	26,136	21,707

Weighted average number of shares outstanding	26,099	21,426	25,651	21,434

Class B shares:
Basic:
Number of shares outstanding at start of period	1,465	1,514	1,488	1,514
Issues of common shares	—	—	—	—
Repurchase / conversion of shares options	(35)	(1)	(58)	(1)
Number of shares outstanding at end of period	1,430	1,513	1,430	1,513

Diluted:
Effect of dilution	—	—	—	—
Number of shares outstanding at end of period	1,430	1,513	1,430	1,513

Weighted average number of shares outstanding	1,466	1,513	1,477	1,513

Note 2 – Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Note 3 – Stock Based Compensation

The Company applies Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for options granted to its employees under its stock option plans, and applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Issued to Employees, for disclosure purposes only. SFAS 123 disclosures include pro forma net income (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS 123, SCL’s pro forma net income (loss) and pro forma net income (loss) per share for the three and six months ended June 30, 2005 and 2004 would have been as follows  (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net (loss) on class A and class B common shares:
As reported	$(17,745)	$6,791	$(24,551)	$(10,059)
Add: Total stock-based employee compensation expense included in reported net (loss) on class A and class B common shares	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax	(131)	(90)	(262)	(179)

Pro forma	$(17,876)	$6,701	$(24,813)	$(10,238)

Basic and diluted (loss) per share:
As reported:
Basic and diluted class A shares	$(0.64)	$0.30	$(0.91)	$(0.44)
Basic and diluted class B shares	$(0.64)	$0.27	$(0.91)	$(0.44)

Pro forma:
Basic and diluted class A shares	$(0.65)	$0.29	$(0.92)	$(0.45)
Basic and diluted class B shares	$(0.65)	$0.26	$(0.92)	$(0.45)

Note 4 – Dividends

On January 21, April 20, and July 20, 2005, the Company’s Board of Directors approved quarterly dividends of $0.025 per class A common share and $0.0225 per class B common share. Dividends were paid in the amount of $633,000 on February 22 and $685,000 on May 20, 2005. Dividends will also be payable on August 22, 2005.

Note 5 – Recent Accounting Pronouncements

On July 12, 2005, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) interpreting APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock, specifically the issued FSP APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence. This staff position provides that an investor’s proportionate share of an investee’s equity adjustments for “other comprehensive income” should be offset against the carrying value of the investment at the time significant influence is lost. At that time, an investor would reduce its investment account, to no less than zero, with any balance remaining reflected in income. The guidance in this FSP is required to be applied to the first reporting period beginning after July 12, 2005. The Company is currently evaluating this APB 18-1 and believes that the adoption of this FSP will not have any material affects on its financial statements.

On June 3, 2005, the FASB released SFAS 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does do not expect the adoption of SFAS 154 to have a significant impact on its financial statements.

On March 30, 2005, the FASB released Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143.  FIN 47 addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company does not expect the adoption of FIN 47 to have a significant impact on its financial statements.

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment.  The new FASB rule requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost of share-based payments will be measured based on the fair value of the equity or liability instruments issued. Under a rule issued by the Securities and Exchange Commission (“SEC”) in April 2005, SFAS 123(R) was amended and is now effective for public companies for annual, rather than interim periods that begin after January 1, 2006. In March 2005, the SEC also issued Staff Accounting Bulletin (“SAB”) No. 107, which summarizes the staff’s views regarding share-based payment arrangements for public companies. The Company is currently evaluating the impact of SFAS 123(R) and SAB 107 and does not expect the adoption of SFAS 123(R) to have a significant impact on its financial statements.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment to ARB No. 43. SFAS 151 amends ARB No. 43, Chapter 4, to clarify that, abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 5, 2005. The Company does not expect the adoption of SFAS 151 to have a significant impact on its financial statements.

Note 6 – Employee Benefit Plans

The Company adopted the disclosure rules under SFAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, on December 31, 2003. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

Components of Net Periodic Benefit Costs (in thousands):

	For the Thee Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service costs	$1,163	$1,199	$2,413	$2,428
Interest costs	3,404	3,406	7,221	6,891
Expected return on plan assets	(3,182)	(2,994)	(6,743)	(6,057)
Amortization of prior service costs	5	13	37	26
Amortization of net (gain) or loss	1,270	1,280	2,641	2,588
Net periodic benefit costs	$2,660	$2,904	$5,569	$5,876

Employer Contributions

The Company disclosed in its financial statements for the year ended December 31, 2004 that it expects to contribute $10,406,000 to its pension plans in 2005. For the three and six months ended June 30, 2005, the Company contributed    $2,098,000 and $4,404,000 to its pension plans, compared to $1,662,000 and $3,578,000 for the three and six months ended June 30, 2004.

Note 7 – Disposals

In March 2005, the Company sold in a U.S. registered public offering, 4,500,000 class A common shares of OEH owned by the Company realizing net proceeds of approximately $108,500,000 and resulting in a gain of $41,099,000.

Concurrently in March 2005, OEH sold 5,050,000 newly issued class A common shares in the same public offering. After both of these sales, the Company’s remaining equity interest in OEH was approximately 25%. As a result of the sale by OEH of its own shares, the Company recognized a proportionate gain in its investment for the six months ended June 30, 2005 of $10,547,000. This was recorded directly to shareholders’ equity in accordance with the provisions within SFAS 130, Reporting Comprehensive Income, and APB 18, Equity Method of Accounting for Investments In Common Stock.

Note 8 – Investments

Investments represent equity interests of 20% to 50% in any unconsolidated companies. The Company does not have effective control of these unconsolidated companies and therefore, accounts for these investments using the equity method under APB 18, Equity Method of Accounting for Investments In Common Stock. The Company’s principal equity investees are as follows:

•                  GE SeaCo SRL - GE SeaCo and its subsidiaries and GE SeaCo America LLC are engaged in the container leasing business.  The Company and General Electric Capital Corporation each have a 50% interest in GE SeaCo. The Company’s equity investment balance in GE SeaCo was $173,749,000 as of June 30, 2005, and $160,479,000 as of December 31, 2004.

•                  Orient-Express Hotels Ltd. - OEH and its subsidiaries are engaged in the hotel and leisure business.  The Company has accounted for its investment in OEH under the equity method of accounting since 2002, and currently has a 25% equity interest.  The Company’s equity investment was $176,206,000 as of June 30, 2005, and $234,018,000 at December 31, 2004.  The market value of the Company’s investment in OEH as of June 30, 2005 and December 31, 2004 was $313,439,445 and $295,268,000, respectively.

Summarized financial information of the Company’s equity investees are as follows (in thousands);

	As of June 30, 2005		As of December 31, 2004
	OEH	GE SeaCo	OEH	GE SeaCo

Current assets	$190,799	$119,947	$176,191	$111,401
Property plant and equipment, net	985,853	1,090,625	916,811	986,964
Other assets	209,631	19,336	172,589	22,620
Total assets	$1,386,283	$1,229,908	$1,265,591	$1,120,985

Current liabilities	$212,279	$133,189	$176,238	$204,361
Long-term debt	499,622	852,526	537,461	694,553
Other liabilities	18,934	910	6,902	881
Shareholders equity	655,448	243,283	544,990	221,190
Total liabilities and shareholders equity	$1,386,283	$1,229,908	$1,265,591	$1,120,985

	For the Three Months ended
	June 30, 2005		June 30, 2004
	OEH	GE SeaCo	OEH	GE SeaCo

Revenue	$126,252	$87,223	$100,536	$81,344

Earnings from operations before net finance costs	$24,294	$22,812	$16,529	$19,903

Net earnings	$18,457	$13,362	$12,911	$15,819

	For the Six Months ended
	June 30, 2005		June 30, 2004
	OEH	GE SeaCo	OEH	GE SeaCo

Revenue	$206,741	$171,475	$164,370	$159,976

Earnings from operations before net finance costs	$24,213	$39,584	$13,596	$37,729

Net earnings	$16,900	$21,765	$8,305	$28,717

Note 9 – Fixed Assets

Fixed assets consist of the following (in thousands):

	June 30, 2005			December 31, 2004
	Assets	Accumulated	Assets	Assets	Accumulated	Assets
	Gross	Depreciation	Net	Gross	Depreciation	Net

Operating equipment:
Containers	$893,436	$(469,538)	$423,898	$900,992	$(460,625)	$440,367
Ships	1,299,349	(194,685)	1,104,664	1,413,959	(184,962)	1,228,997
Freehold and leased land and buildings	98,604	(23,485)	75,119	91,315	(21,801)	69,514
Machinery and equipment	60,192	(42,309)	17,883	64,567	(42,730)	21,837
Fixtures, fittings and office equipment	135,819	(85,607)	50,212	137,847	(83,035)	54,812
Total operating equipment	$2,487,400	$(815,624)	$1,671,776	$2,608,680	$(793,153)	$1,815,527

Included in the totals above are the following assets under capital leases (in thousands):

	June 30, 2005			December 31, 2004
	Assets	Accumulated	Assets	Assets	Accumulated	Assets
	Gross	Depreciation	Net	Gross	Depreciation	Net

Leased land and buildings	$5	$(5)	$—	$18	$(18)	$—
Machinery and equipment	2,220	(1,065)	1,155	9,176	(4,132)	5,044
Fixtures, fittings and office equipment	37,496	(25,969)	11,527	36,798	(23,861)	12,937
	$39,721	$(27,039)	$12,682	$45,992	$(28,011)	$17,981

Depreciation expense for the three and six months ended June 30, 2005 was $26,614,000 and $53,227,000 respectively, and for the three and six months ended June 30, 2004, $24,651,000 and $50,061,000 respectively.

Note 10 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Intangible assets not subject to amortization:
Goodwill	$19,617	$18,725
Trademarks	33,450	33,450
	53,067	52,175

Intangible assets subject to amortization:
Other intangibles	53,644	53,644
Less: Accumulated amortization	(31,714)	(29,743)
	21,930	23,901

Total	$74,997	$76,076

Amortization expense related to intangible assets subject to amortization was $3,115,000 and $8,106,000 for the three and six months ended June 30, 2005, respectively, and $4,240,000 and $7,878,000 for the three and six months ended June 30, 2004, respectively. Amortization for the succeeding five years is expected to be approximately $3,500,000 annually.

Note 11 - Long-Term Debt and Obligations under Capital Leases

Long-term debt consists of the following (in thousands):

		June 30,	December 31,
	Maturity	2005	2004

Notes and credit facilities on containers	1 - 8 years	$238,137	$250,735
Mortgage loans and credit facilities on ships	1 - 13 years	685,898	800,150
Real estate and other asset loans	1 - 9 years	70,930	61,847
Obligations under capital leases	1 - 4 years	7,945	11,330
		1,002,910	1,124,062
Less: Current portion		(145,043)	(165,825)
		$857,867	$958,237

Weighted average interest rates:

	As of	As of
	June 30,	December 31,
	2005	2004

Notes and loans on containers	5.97%	5.30%
Mortgage loans on ships	3.71%	3.69%
Real estate and other fixed asset loans	6.04%	5.74%
Obligations under capital leases	4.98%	5.32%

Notes and Credit Facilities on Containers

Included in long-term debt is a facility secured on container equipment. A bankruptcy-remote subsidiary of the Company formed to facilitate asset securitization issued a senior note which is non-recourse to the Company and its other subsidiaries. The senior note began its nine-year amortization schedule in October 2002 and, in January 2004, began early amortization requiring all net cash flow of the subsidiary to be used to pay down principal.  In addition, the Company issued an effectively subordinated note which began its five-year amortization period in October 2001, and was repaid in June 2005. The overall interest rate is 1.10% to 1.31% over LIBOR, and a significant portion of the facility has been hedged at a rate of 5.45%. At June 30, 2005 and December 31, 2004, $151,400,000 and $168,400,000, respectively, was outstanding under this facility.

In October 2004, the Company and certain subsidiaries entered into a maximum $85,000,000 revolving credit facility with a group of banks secured by container equipment. The facility reduces as the container security depreciates.   The Company may borrow on a revolving basis until October 2007, including with additions of new collateral, and must repay the balance outstanding at that date. Interest on the credit facility ranges from 2.25% to 2.75% over LIBOR. At June 30, 2005 and December 31, 2004, $80,301,000 and $81,500,000, respectively, was outstanding under this facility.

Mortgage Loans and Credit Facilities on Ships

In November 2003, Silja entered into a $463,500,000 term loan and revolving credit facility agreement with a syndicate of banks, and the Company entered into a related $73,400,000 loan facility agreement with the same syndicate.  The non-revolving credit portion of the Silja loan is repayable in installments with interest on both portions at EURIBOR plus 1.625% and a final maturity in October 2010.  The Company loan is also repayable in installments with interest at EURIBOR plus 2.125% maturing in October 2008.  The primary security for both facilities is mortgages on certain of Silja’s ships, with the Company loan subordinated to the Silja loan.  The loans are cross-guaranteed by Silja and the Company.  At June 30, 2005 and December 31, 2004, $440,312,000 and $511,077,000, respectively, was outstanding under these credit facilities.

Debt Secured by Investments

In July 2004, the Company and certain subsidiaries entered into a $100,000,000 revolving credit facility with a syndicate of banks, principally secured by the Company’s shares in OEH. This facility was increased to $120,000,000 in November 2004 and is available for general corporate purposes and carries an interest rate of 2.5% above LIBOR.  The final maturity of any amounts borrowed is in July 2007. As of June 30, 2005 and December 31, 2004, $37,000,000 and $20,000,000, respectively, was outstanding.

Debt Covenants

At June 30, 2005, SCL was in compliance with all credit and financing agreements evidencing its long-term debt.  These requirements included financial covenants to maintain specified minimum debt service coverage, minimum interest coverage and minimum net worth and not to exceed specified leverage.  The carrying value of the long-term debt approximated its fair value due to the variable-rate nature of the respective borrowings.

The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows (in thousands):

Year ended December 31,
2006	$77,371
2007	241,721
2008	112,846
2009	97,251
2010 and thereafter	328,678
$857,867

The Company has guaranteed through 2010, one half of a $6,657,0200 bank loan of Speedinvest Ltd., owner of an Adriatic Sea fast ferry in which the Company has a 50% interest.  This guarantee existed prior to December 31, 2002.

Note 12 - Derivative Instruments and Hedging Activities

The Company is exposed to various market risks, including changes in foreign currency exchange rates, interest rates and fuel market prices. The Company’s objective in managing its exposure to fluctuations in foreign currency exchange rates, interest rates and fuel market prices, is to decrease the volatility of earnings and cash flows caused by changes in underlying rates. To achieve this objective, the Company enters into derivative financial instruments. The Company has established policies and procedures to govern the strategic management of these exposures through a variety of derivative financial instruments, including interest rate swaps, foreign currency forward contracts and fuel rate contracts. By policy, the Company does not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated as and qualifies for hedge accounting treatment under SFAS 133. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates, foreign currency exchange rates and fuel market prices, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the statement of operations to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

Interest Rate Swaps—Hedging Interest Rate Sensitive Obligations

SCL is exposed to interest rate risk on its floating rate debt.  The Company’s policy is to enter into interest rate swap agreements from time to time to hedge the variability in cash flows due to movements in interest rates. At June 30, 2005 and December 31, 2004, SCL had interest rate swaps that have been designated as cash flow hedges under SFAS 133.  As designated cash flow hedges, changes in fair value that represent the effective portion of the swap are accumulated in shareholders equity under other comprehensive income (loss). Amounts accumulated in other comprehensive income/(loss) will be reclassified into earnings as the hedged interest cash flows are accrued. For the three and six months ended June 30, 2005, $480,000 and $960,000, respectively, and for the three and six months ended June 30, 2004, $1,500,000 and $3,000,000, respectively, were recognized in earnings as a result of ineffectiveness. The fair value of the derivatives at June 30, 2005 and December 31, 2004 were recognized on SCL’s balance sheet as current liabilities in the amount of $3,870,000 and $6,360,000, respectively.

Fuel Rate Swaps – Hedging the Volatility in Future Fuel Costs

SCL uses commodity futures contracts from time to time to procure a portion of its fuel requirements and to hedge its exposure to volatility in fuel market prices. SCL has, when considered appropriate, entered into swap agreements to fix the price of fuel.  At December 31, 2004, SCL had fuel swaps in place which matured over two months and had an immaterial fair value at December 31, 2004.  The hedged transaction was against a portion of fuel requirements of Silja ships in January and February 2005.  This swap had not been designated as a hedge under SFAS 133 and therefore all movements in fair value were recognized in SCL’s statement of operations.  SCL had no fuel swap agreements at June 30, 2005.

Foreign Currency Forward Rate Contracts — Hedging the Exposure of Foreign Exchange Rate Fluctuations

From time to time SCL utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with SCL’s international transactions.  These contracts establish the exchange rates at which SCL will purchase or sell at a future date the contracted amount of currencies for specified foreign currencies.  SCL utilizes forward contracts which are short-term in nature and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date.  There were no foreign currency contracts outstanding at June 30, 2005, and December 31, 2004.

Note 13 – Other Comprehensive Income (Loss)

The accumulated balances for each component of other comprehensive loss are as follows (in thousands):

	June 30,	December 31,
	2005	2004

Foreign currency translation adjustment	$(152,625)	$(111,624)
Net change on derivative financial instruments	2,266	716
Minimum pension liability, net of tax	(48,864)	(48,864)
Proportionate share of equity investee’s gain on sale of its equity	10,547	—
	$(188,676)	$(159,772)

During 2004, the net amount of $3,880,000 was reclassified from other comprehensive income to net losses related to derivative financial instruments.

The components of other comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss)	$(17,640)	$7,063	$(24,174)	$(9,515)
Currency translation adjustment	(20,157)	(3,436)	(41,001)	(7,666)
Change in fair value of derivates	(590)	4,200	1,550	1,700
Proportionate share of equity from investee’s gain on sale of equity	—	—	10,547	—
	$(38,387)	$7,827	$(53,078)	$(15,481)

Note 14 – Commitments and Contingent Liabilities

As previously reported, there are a number of pending disputes between the Company and General Electric Capital Corporation (“GE Capital”) relating to GE SeaCo, the outcome of which might affect SCL’s financial results.  GE Capital, purporting to act on behalf of GE SeaCo, took steps to terminate the Services Agreement, pursuant to which a subsidiary of the Company and certain affiliates provide corporate and administrative services and office space to GE SeaCo.

On April 28, 2005, acting on the application of the Company, the New York Supreme Court, New York County, issued a temporary restraining order preventing GE Capital from taking any action to terminate the Services Agreement.  At a hearing before the Court on May 19, 2005, GE Capital and the Company entered into a stipulation, providing for the issuance of a preliminary injunction preventing GE Capital from terminating the Services Agreement prior to August 17, 2005.

The joint venture agreements entered into at the time of the formation of GE SeaCo in 1998 provide that disputes between the parties are to be adjudicated by a single arbitrator whose decision will be final and binding.  On July 6, 2005, the Company commenced arbitration with respect to the alleged breaches of the Services Agreement by serving GE Capital with a Notice of Arbitration.  An arbitrator was appointed on July 8, 2005, and GE Capital responded to the Notice of Arbitration on July 22, 2005.  The Company is seeking an award from the arbitrator declaring that the Services Agreement may not be terminated, because the Company has not breached the Services Agreement or, alternatively, because any breaches are either immaterial or have been cured.  In order to be in a position to assert that the Company had cured any possible breach resulting from GE Capital’s allegation that GE SeaCo has been overcharged for office space, the Company remitted to GE SeaCo $4,300,000 under protest.  The Company disputes this alleged breach and is seeking to recover in the arbitration the amount remitted.

In its response to the Notice of Arbitration, in addition to asserting that it has the right to terminate the Services Agreement, GE Capital asserted counter-claims, including allegations that sales and administrative services provided by GE SeaCo with respect to certain SCL container leasing transactions may have caused GE SeaCo to violate U.S. trade controls and that GE SeaCo is owed compensation for having furnished those services.  The Company denies this allegation. As a Bermuda company, the Company is not subject to U.S. trade controls, and it contends that the support services provided by GE SeaCo do not cause GE SeaCo to violate U.S. trade controls and that, at the time of formation of GE SeaCo, it was the expectation of both the Company and GE Capital that GE SeaCo would provide these services without charge.

In connection with the arbitration, the Company requested that the arbitrator continue the injunction previously granted by the New York Supreme Court, and on August 8, 2005, the arbitrator issued his ruling enjoining GE Capital from taking any further steps to terminate the Services Agreement, pending the arbitrator’s issuance of his final decision with respect to the disputes.

The outcome of the disputes is not determinable and, therefore, no loss contingency has been recorded at June 30, 2005.

Since 1996, GNER has been required to reimburse the Strategic Rail Authority (“SRA”) for costs in the event GNER breaches its franchise agreement to the extent that the SRA must award the franchise to another operator. This commitment is secured by a performance bond issued by an insurance company based on a percentage of operating expenses adjusted for inflation. The new franchise agreement calls for a performance and season ticket bond guaranteed by the Company over the term of the franchise agreement.

At June 30, 2005 and December 31, 2004, SCL was committed to pay approximately $5,992,000 and $6,000,000, respectively, for the purchase of fixed assets.

Note 15 - Fair Values of Financial Instruments

In estimating the fair value disclosures for financial instruments, the Company used the following methods and assumptions:

Cash and cash equivalents and restricted cash: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt: The carrying amounts of revolving credit lines approximate their fair values. The fair values of other debt in the following table are based on the quoted market prices.

The carrying amounts and fair values of SCL’s financial instruments are as follows (in thousands):

	June 30, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$133,985	$133,985	$129,079	$129,079
Restricted cash	22,964	22,964	17,056	17,056
Long-term debt:
10-3/4% Senior Notes due 2006	114,714	117,582	114,618	120,500
13% Senior Notes due 2006	22,475	22,475	22,475	23,500
7-7/8% Senior Notes due 2008	149,750	148,065	149,750	149,900
12-1/2% Senior Notes due 2009	19,154	19,154	19,154	21,500
10-1/2% Senior Notes due 2012	100,685	102,950	100,516	108,400
Term loan and revolving credit line	440,312	440,312	511,077	511,077
Senior debt facility	151,418	151,418	168,440	168,440
Revolving credit facilities	117,301	117,301	101,458	101,458

Note 16 – Related Parties

For the three and six months ended June 30, 2005 and 2004, SCL earned revenue in connection with the lease and management agreements relating to Company-owned containers provided to the GE SeaCo joint venture of $6,296,000 and $12,534,000 in 2005, respectively, and $5,224,000 and $10,828,000 in 2004, respectively. Also in 2005, a subsidiary of the Company incurred expenses under the services agreement with GE SeaCo by which the subsidiary provides corporate and administrative services to the joint venture and for which GE SeaCo recognized and paid to the subsidiary net amounts for the three and six months ended June 30, 2005 of $4,366,000 and $12,916,000, respectively, and $8,071,000 and $16,317,000 for the three and six months ended June 30, 2004, respectively.

For the three and six months ended June 30, 2005 and 2004, SCL sold containers from its factories and provided use of its depots for container repair and storage services, for which GE SeaCo paid $1,988,000 and $3,465,000, respectively in 2005, and $1,969,000 and $3,395,000, respectively in 2004.  At June 30, 2005 and December, 31, 2004, a receivable of $23,272,000 and $30,718,000, respectively, remains outstanding from GE SeaCo in respect of all the above, which is included in the amount due from related parties on SCL’s consolidated balance sheet.

For the three and six months ended June 30, 2005 and 2004, a subsidiary of the Company received from OEH $1,456,000 and $2,979,000 respectively in 2005, and $1,153,000 and $2,676,000 respectively in 2004, which was for the provision of various administrative services under a services agreement between the subsidiary and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services.  At June 30, 2005 and December 31, 2004, SCL had a receivable of $5,236,000 and  $5,456,000, respectively, due from OEH, including the above, which is included in the amount due from related parties on SCL’s consolidated balance sheet.

Note 17 – Segment Data

SCL’s business activities are managed through four main reporting segments.

•                  Ferry Operations; primarily in the Baltic Sea, English Channel and New York harbor.

•                  Rail Operations; rail transport services through GNER in Great Britain.

•                  Container Operations; cargo container leasing (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment.

•                  Other Operations; include the Corinth Canal, real estate development, perishable commodity production and sales, and publishing activities.

SCL’s segment information has been prepared in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The main factor the Company uses to identify its four main segments is the similarity of the products and services provided. Segment performance is evaluated based upon operating income (loss) before net finance costs, non-recurring charges, and income taxes.

SCL’s reportable segments are supported by various corporate costs, which include executive, legal and finance, and public company expenses.

Selected financial information for each reportable segment and corporate costs for the three and six months ended June 30, 2005, and 2004 are as follows (in thousands):

	For the Three Months ended June 30, 2005
						Corporate
	Total	Ferry	Rail	Container	Other	Costs

Revenue	$457,985	$179,395	$235,055	$36,571	$6,964	$—

Costs and expenses:
Operating costs	(367,878)	(145,082)	(197,904)	(21,552)	(3,340)	—
Selling, general and administrative	(64,458)	(34,104)	(20,730)	247	(3,655)	(6,216)
Depreciation and amortization	(29,729)	(14,333)	(3,813)	(11,288)	(295)	—
Total costs and expenses	(462,065)	(193,519)	(222,447)	(32,593)	(7,290)	(6,216)

Loss on sale of assets	(806)	—	—	(806)	—	—
Equity investment income in GE SeaCo	6,540	—	—	6,540	—	—
Operating income (loss)	$1,654	$(14,124)	$12,608	$9,712	$(326)	$(6,216)

	For the Three Months ended June 30, 2004
						Corporate
	Total	Ferry	Rail	Container	Other	Costs

Revenue	$432,389	$191,767	$208,261	$26,436	$5,925	$—

Costs and expenses:
Operating costs	(331,353)	(143,736)	(172,154)	(12,765)	(2,698)	—
Selling, general and administrative	(57,989)	(30,573)	(20,080)	190	(2,858)	(4,668)
Depreciation and amortization	(28,891)	(13,838)	(3,577)	(11,148)	(328)	—
Total costs and expenses	(418,233)	(188,147)	(195,811)	(23,723)	(5,884)	(4,668)

Loss on sale of assets	—	—	—	—	—	—
Equity investment income in GE SeaCo	8,282	—	—	8,282	—	—
Operating income (loss)	$22,438	$3,620	$12,450	$10,995	$41	$(4,668)

	For the Six Months ended June 30, 2005
						Corporate
	Total	Ferry	Rail	Container	Other	Costs

Revenue	$839,597	$304,734	$449,759	$73,164	$11,940	$—

Costs and expenses:
Operating Costs	(685,941)	(259,702)	(378,290)	(41,880)	(6,069)	—
Selling, general and administrative	(135,241)	(66,996)	(44,600)	(3,105)	(6,886)	(13,654)
Depreciation and amortization	(61,333)	(29,110)	(9,097)	(22,528)	(598)	—
Total Costs and expenses	(882,515)	(355,808)	(431,987)	(67,513)	(13,553)	(13,654)

Loss on sale of assets	(1,962)	—	—	(1,962)	—
Equity investment income in GE SeaCo	13,870	—	—	13,870	—	—
Operating income (loss)	$(31,010)	$(51,074)	$17,772	$17,559	$(1,613)	$(13,654)

	For the Six Months ended June 30, 2004
						Corporate
	Total	Ferry	Rail	Container	Other	Costs

Revenue	$805,667	$333,841	$408,466	$52,294	$11,066	$—

Costs and expenses:
Operating costs	(625,232)	(261,229)	(333,439)	(24,858)	(5,706)	—
Selling, general and administrative	(113,610)	(56,185)	(43,602)	263	(5,717)	(8,369)
Depreciation and amortization	(57,939)	(26,995)	(7,992)	(22,332)	(620)	—
Total costs and expenses	(796,781)	(344,409)	(385,033)	(46,927)	(12,043)	(8,369)

Loss on sale of assets	—	—	—	—	—	—
Equity investment income in GE SeaCo	15,123	—	—	15,123	—	—
Operating income (loss)	$24,009	$(10,568)	$23,433	$20,490	$(977)	$(8,369)

	Total Assets
	As of June 30,	As of December 31,
	2005	2004

Ferry operations	$1,346,744	$1,456,529
Rail operations	183,457	196,536
Container operations	726,509	737,959
Other operations (1)	218,002	273,911
Corporate costs	77,052	71,165
Total	$2,551,764	$2,736,100

1.              Other operations include the Company’s equity investment in OEH in the amount of $176,206,000 as of June 30, 2005 and $234,018,000 as of December 31, 2004.

Note 18 – Redemption of Preferred Shares

On May 6, 2005, the Company redeemed for cash at liquidating value all of its outstanding $7.25 convertible cumulative preferred shares. The total payment was $15,000,000.

Note 19 – Subsequent Event

On July 1, 2005, the Company repaid at par all of the outstanding $22,475,000 principal amount of its 13% Senior Notes due 2006, plus interest accrued and unpaid to the redemption date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to help the reader understand the results of operations and financial condition of SCL. The discussion is provided as a supplement to, and should be read in conjunction with SCL’s financial statements and the accompanying notes.

SCL’s business activities are managed through four main reporting segments. The first segment is the operation of ferry transport services primarily in the Baltic Sea, English Channel and New York harbor. This business is referred to as “Ferry operations”. The second segment is the operation of passenger rail transport services through GNER in Great Britain. This business is referred to as “Rail operations”. The third segment is leasing of cargo containers (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment. This business is referred to as “Container operations”. “Other operations” include the Corinth Canal, real estate development, perishable commodity production and sales, and publishing activities. Transactions between reportable segments are not material.

SCL’s reportable segments are supported by various corporate costs, which include executive, legal and finance, and public company expenses. Corporate costs also include assets that are not allocated to any other segment.

SCL intends to sustain the long-term growth of its businesses through innovation, review of current services in old and new markets, and a commitment to delivering high-quality services to customers. SCL’s primary challenges are within Ferry operations where other ferry operators, Eurotunnel and low cost airlines make customer pricing competitive and fuel costs have increased due to the rise in world oil prices.

With the renewal of the InterCity East Coast main rail line franchise in March 2005, SCL will continue to provide customers a world class travel experience on GNER. SCL’s Container operations, consisting principally of GE SeaCo, SCL’s 50%/50% joint venture business with General Electric Capital Corporation, continue to deliver strong growth in container leasing operations.

Consolidated Results of Operations

Three months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months Ended			Foreign
	June 30,			Exchange	Net
	2005	2004	Variance	Element	Variance

Revenue	$457,985	$432,389	$25,596	$14,523	$11,073

Operating costs	(367,878)	(331,353)	(36,525)	(11,166)	(25,359)
Selling, general & administrative	(64,458)	(57,989)	(6,469)	(1,916)	(4,553)
Depreciation & amortization	(29,729)	(28,891)	(838)	(722)	(116)
Total costs & expenses	(462,065)	(418,233)	(43,832)	(13,804)	(30,028)

Loss on sale of assets	(806)	—	(806)	—	(806)
Equity investment income in GE SeaCo	6,540	8,282	(1,742)	—	(1,742)
Operating income	1,654	22,438	(20,784)	719	(21,503)

Other income (expense)
Interest income	587	614	(27)	—	(27)
Interest expense	(21,806)	(20,487)	(1,319)	—	(1,319)
(Loss) income from operations before taxes	(19,565)	2,565	(22,130)	719	(22,849)
Income tax (expense) benefit	(2,726)	(1,000)	(1,726)	—	(1,726)
Share of income from equity investments, net of tax	4,651	5,498	(847)	—	(847)
Net (loss) income	(17,640)	7,063	(24,703)	719	(25,422)
Preferred share dividends	(105)	(272)	167	—	167
Net (loss) income on class A and B shares	$(17,745)	$6,791	$(24,536)	$719	$(25,255)

Revenue

Consolidated revenue for the three months ended June 30, 2005 increased by $25,596,000, a 5.9% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, consolidated revenue increased by 2.6%. The increase in consolidated revenues was due to increased passenger volume and ticket yields in Rail operations, increased revenue in Container operations due to the Owens Group acquisition, and increased revenue in Other operations, due to greater fruit farming production, offset by lower revenue in Ferry operations due to lower passenger volumes on core routes, increased competitive pressures from other ferry operators, Eurotunnel and low price airlines and closure of two U.K. ferry services.

Operating Costs

Consolidated operating costs for the three months ended June 30, 2005 increased by $36,525,000, an 11.0% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated operating costs increased by 7.6%. The increase in consolidated operating costs was due to increased fuel costs in Ferry and Rail operations, additional costs in the Container operations due to the acquisition of the Owens Group, and higher costs in Other operations caused by higher production costs in fruit farming.

Selling, General and Administrative

Consolidated selling, general and administrative expense for the three months ended June 30, 2005 increased by $6,469,000, an 11.2% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated selling, general and administrative expenses increased by 7.9%. The increase in consolidated selling, general and administrative expense was due to higher administrative costs in Ferry operations and higher Corporate costs due to SCL’s ongoing dispute with GE Capital over the GE SeaCo joint venture.

Depreciation and Amortization

Consolidated depreciation and amortization expense for the three months ended June 30, 2005 increased by $838,000, a 2.9% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated depreciation and amortization remained level with 2004.

Loss on Sale of Assets

Loss on sale of assets for the three months ended June 30, 2005 increased by $806,000 over the same period in 2004. Losses are attributable to the disposal of container assets.

Equity Earnings in GE SeaCo

Equity earnings in GE SeaCo for the three months ended June 30, 2005 decreased by $1,742,000, a 21.0% decrease over the same period in 2004. This decrease in earnings in GE SeaCo was mainly due to increased interest costs arising from higher interest rates on floating rate debt.

Operating Income

Consolidated operating income for the three months ended June 30, 2005 decreased by $20,784,000 to $1,654,000, a 92.6% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated operating income decreased by 95.8%. This decrease in consolidated operating income was due to a downturn in the performance of Ferry operations, including high fuel costs and lower volumes on key routes, and higher Corporate costs due to the ongoing dispute with GE Capital over the GE SeaCo joint venture.

Interest Expense

Consolidated interest expense for the three months ended June 30, 2005 increased by $1,319,000, a 6.4% increase over the same period in 2004, due to interest rate increases on floating rate debt.

Income Tax (Expense)

Consolidated income tax expense for the three months ended June 30, 2005 increased by $1,726,000 to $2,726,000, as compared with $1,000,000 for the same period in 2004. The increase was due to a charge of $2,800,000 in other foreign income tax in respect of SCL’s increased taxable income in the United Kingdom. The increase in deferred U.S. income tax expense was due to recognition of a valuation allowance in respect of gross deferred tax assets where it is more likely than not that the benefits associated with these assets will not be realized.

The June 30, 2005 tax expense (benefit) is composed of (in thousands):

	For the Three Months Ended
	June 30,	June 30,
	2005	2004

U.S. income tax	$1	$14
Other foreign income tax	3,406	1,450
Deferred U.S. income tax	849	183
Deferred foreign income tax	(1,530)	(647)
Total	$2,726	$1,000

Share of Income from Equity Investments

Share of income from SCL’s equity investments (other than GE SeaCo) for the three months ended June 30, 2005 decreased by $847,000, a 15.4% decrease over the same period in 2004. The decrease was due to the Company’s disposal of OEH shares in March 2005, reducing the Company’s equity shareholding in OEH from 42% to 25%.

Net (Loss) Income

Consolidated net (loss) for the three months ended June 30, 2005 increased by $24,703,000 to $17,640,000 compared to a net income for the three months ended June 30, 2004 in the amount of $7,063,000.

Foreign Currency Translation

SCL’s principal operating functional currencies are the U.K. pound sterling and the euro, while its reporting currency is the U.S. dollar. The assets and liabilities of the Company’s subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the weighted average rates for the respective periods. SCL’s financial results will continue to be affected by changes in foreign currency translation, since SCL has various functional currencies such as the euro and U.K. pound sterling but it reports in U.S. dollars.

For the three months ended June 30, 2005, the foreign exchange element increased revenues by $14,523,000, and for the three months ended June 30, 2004 decreased revenue by $33,378,000. This increase and decrease were caused by fluctuations in the pound sterling and euro valuations against the U.S. dollar. For the three months ended June 30, 2005 and 2004, the foreign exchange element increased costs and expenses by $13,804,000 and $31,131,000, respectively, due to foreign exchange translation differences caused by fluctuations in the pound sterling and euro valuations against the U.S. dollar.

Net (Loss) Income on Class A and B Common Shares

Net loss on class A and B common shares for the three months ended June 30, 2005 increased by $24,536,000 to $17,745,000, compared to  net income of $6,791,000 for the three months ended June 30, 2004.

Six months ended June 30, 2005 and 2004 (in thousands):

	For the Six Months Ended			Foreign
	June 30,			Exchange	Net
	2005	2004	Variance	Element	Variance

Revenue	$839,597	$805,667	$33,930	$26,836	$7,094

Operating costs	(685,941)	(625,232)	(60,709)	(21,155)	(39,554)
Selling, general & administrative	(135,241)	(113,610)	(21,631)	(3,742)	(17,889)
Depreciation & amortization	(61,333)	(57,939)	(3,394)	(1,436)	(1,958)
Total costs & expenses	(882,515)	(796,781)	(85,734)	(26,333)	(59,401)

Loss on sale of assets	(1,962)	—	(1,962)	—	(1,962)
Equity investment income in GE SeaCo	13,870	15,123	(1,253)	—	(1,253)

Operating (loss) income	(31,010)	24,009	(55,019)	503	(55,522)

Other (expense) income
Interest income	1,306	1,561	(255)	—	(255)
Interest expense	(43,659)	(42,164)	(1,495)	—	(1,495)
Gain on sale of OEH shares	41,099	—	41,099	—	41,099
(Loss) before tax	(32,264)	(16,594)	(15,670)	503	(16,173)
Income tax benefit	4,343	3,500	843	—	843
Share of income from equity investments, net of tax	3,747	3,579	168		168
Net (loss)	(24,174)	(9,515)	(14,659)	503	(15,162)
Preferred share dividends	(377)	(544)	167	—	167
Net (loss) on class A and B shares	$(24,551)	$(10,059)	$(14,492)	$503	$(14,995)

Revenue

Consolidated revenue for the six months ended June 30, 2005 increased by $33,930,000, a 4.2% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, consolidated revenue increased by 0.9%.   The increase in consolidated revenues was due to the growth in Rail operations passenger volume and ticket yields, increased revenue in Container operations due to the Owens Group acquisition, and increased revenue in Other operations due to greater fruit farming production, offset by lower revenue in Ferry operations due to lower passenger volumes on the core routes and increased competitive pressures from other ferry operators, Eurotunnel and low price airlines.

Operating Costs

Consolidated operating costs for the six months ended June 30, 2005 increased by $60,709,000, a 9.7% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated operating costs increased by 6.3%. The increase in consolidated operating costs was due to increased fuel costs in both Ferry and Rail operations, additional costs in Container operations due to the acquisition of the Owens Group, and higher costs in Other operations caused by higher production costs in fruit farming.

Selling, General and Administrative

Consolidated selling, general and administrative expenses for the six months ended June 30, 2005 increased by $21,631,000, a 19.0% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated selling, general and administrative expenses increased by 15.7%. The increase in consolidated selling, general and administrative expense was due to marketing costs in Silja being incurred earlier in the year and higher Corporate costs due to SCL’s ongoing dispute with GE Capital over the GE SeaCo joint venture.

Depreciation and Amortization

Consolidated depreciation and amortization expense for the six months ended June 30, 2005 increased by $3,394,000, a 5.9% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated depreciation and amortization expense increased by 3.4%.

Loss on Sale of Assets

Loss on sale of assets for the six months ended June 30, 2005 increased by $1,962,000 over the same period in 2004.  Losses were attributable to container assets. There were no gains or losses on asset sales in the same period of 2004.

Equity Earnings in GE SeaCo

Equity earnings in GE SeaCo for the six months ended June 30, 2005 decreased by $1,253,000, an 8.3% decrease over the same period in 2004. The decrease in earnings in GE SeaCo was mainly due to increased interest costs from higher interest rates on floating rate debt.

Operating Loss

Consolidated operating loss for the six months ended June 30, 2005 increased by $55,019,000 over the same period in 2004. This decrease in consolidated operating loss was due to a deterioration in Ferry results, including lower passenger volumes on key routes and higher fuel costs, non-recurring charges in Rail operations connected with the previous franchise, and higher Corporate costs due to the ongoing dispute with GE Capital over the GE SeaCo joint venture.

Interest Expense

Consolidated interest expense for the six months ended June 30, 2005 increased by $1,495,000, a 3.5% increase over he same period in 2004.

Cash interest paid for the six months ended June 30, 2005 increased by 3.0% to $43,559,000, as compared to $42,276,000 for the six months ended June 30, 2004.

Income Tax Benefit

For the six months ended June 30, 2005, income tax benefit increased by $843,000 to approximately $4,343,000, as compared with an income tax benefit of $3,500,000 for the same period in 2004.  The increase was due to a charge of     $2,800,000 in other foreign income tax in respect of SCL’s increased taxable income in the United Kingdom. The increase in other deferred foreign income tax benefit was due to the recognition of a gross deferred tax asset in the amount of $9,318,000 in respect to losses generated by the Ferry operations, in particular Silja, where it is more likely than not that the benefits associated with these assets will be realized in the future.

The June 30, 2005 tax expense (benefit) is composed of (in thousands):

	For the Six Months Ended
	June 30,	June 30,
	2005	2004

U.S. income tax	$(3)	$33
Other foreign income tax	4,183	1,682
Deferred U.S. income tax	263	(59)
Deferred foreign income tax	(8,786)	(5,156)
Total	$(4,343)	$(3,500)

Share of Income from Equity Investments

Share of income from equity investments (other than GE SeaCo) for the six months ended June 30, 2005 increased by $168,000, a 4.7% increase over the same period in 2004.

Net Loss

Consolidated net loss for the six months ended June 30, 2005 increased by $14,659,000 to $24,174,000, compared to a consolidated net loss for the six months ended June 30, 2004 in the amount of $9,515,000.

Foreign Currency Translation

SCL’s principal operating functional currencies are the U.K. pound sterling and the euro, while its reporting currency is the U.S. dollar. The assets and liabilities of the Company’s subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the weighted average rates for the respective periods. SCL’s financial results will continue to be affected by changes in foreign currency translation, since SCL has various functional currencies such as the euro and U.K. pound sterling but it reports in U.S. dollars.

For the six months ended June 30, 2005, the foreign exchange element increased revenues by $26, 836,000, and for the six months ended June 30, 2004 decreased revenue by $78,603,000. This increase and decrease were caused by fluctuations in the pound sterling and euro valuations against the U.S. dollar. For the six months ended June 30, 2005 and 2004, the foreign exchange element increased costs and expenses by $26,333,000 and $75,377,000, respectively, due to foreign exchange translation differences caused by fluctuations in the pound sterling and euro valuations against the U.S. dollar.

Net Loss on Class A and B Common Shares

Net loss on class A and B common shares for the six months ended June 30, 2005 increased by $14,492,000 to $24,551,000, compared to a loss of $10,059,000 for the six months ended June 30, 2004.

Segment Analysis of Consolidated Results of Operations

SCL’s business activities are managed through four main reporting segments.

•                  Ferry Operations; primarily in the Baltic Sea, English Channel and New York harbor.

•                  Rail Operations; rail transport services through GNER in Great Britain.

•                  Container Operations; cargo container leasing (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment.

•                  Other Operations; include the Corinth Canal, real estate development, perishable commodity production and sales, and publishing activities.

SCL’s segment information has been prepared in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The main factor the Company uses to identify its four main segments is the similarity of the products and services provided. Segment performance is evaluated based upon operating income (loss) before net finance costs, non-recurring charges, and income taxes.

Three months ended June 30, 2005 and 2004

Ferry Operations:

SCL provides passenger and cargo ferry transport services through its Ferry operations segment consisting of its Silja operations which provides passenger and cargo ferry transport in the Baltic Sea; and Other ferry operations that include Hoverspeed fast ferry services in the English Channel, SeaStreak providing passenger ferry services in New York harbor, ferry joint venture operations in the Mediterranean, and ship chartering operations.

The results of the Ferry operations segment are summarized below (in thousands):

	For the Three Months Ended			Foreign
	June 30,			Exchange	Net
	2005	2004	Variance	Element	Variance

Silja:
Revenue	$160,952	$161,179	$(227)	$7,901	$(8,128)

Operating costs	(122,732)	(113,174)	(9,558)	(5,548)	(4,010)
Selling, general & administrative	(27,543)	(24,047)	(3,496)	(1,179)	(2,317)
Depreciation & amortization	(11,949)	(11,259)	(690)	(552)	(138)
Total costs & expenses	(162,224)	(148,480)	(13,744)	(7,279)	(6,465)

Operating (loss) income	$(1,272)	$12,699	$(13,971)	$622	$(14,593)

Other:
Revenue	$18,443	$30,588	$(12,145)	$840	$(12,985)

Operating costs	(22,350)	(30,562)	8,212	(840)	9,052
Selling, general & administrative	(6,561)	(6,536)	(25)	(179)	154
Depreciation & amortization	(2,384)	(2,579)	195	(71)	266
Total costs & expenses	(31,295)	(39,677)	8,382	(1,090)	9,472

Operating (loss)	$(12,852)	$(9,089)	$(3,763)	$(250)	$(3,513)

Revenue

Silja revenue for the three months ended June 30, 2005 decreased by $227,000, a 0.1% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja revenue decreased 5.0% over the same period in 2004.

Changing market conditions continue to affect adversely Silja’s results, including lower passenger volumes and ticket prices on the core Helsinki and Turku routes, together with further pressure from the competition due to increased capacity on a number of key routes. Silja is taking steps to address the decline in earnings, including the deployment of a third SuperSeaCat on the Helsinki-Tallinn route to consolidate Silja’s position in this growing fast ferry market, and the introduction of a general cost reduction program, underpinned by investment in new reservation and procurement systems.

Other ferry revenue for the three months ended June 30, 2005 decreased by $12,145,000, a 39.7% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Other ferry revenue decreased 42.5% over the same period in 2004. This decrease was principally due to the closure of the Belfast-Troon and Newhaven-Dieppe routes resulting in a loss of revenue of $10,600,000. Passenger volumes increased on Dover-Calais, but yields were lower due to price competition, and revenue decreased by $1,100,000. Charter hire was lower by $500,000 including the effects of later commencement of charters in 2005.

Operating Costs

Silja operating costs for the three months ended June 30, 2005 increased by $9,558,000, an 8.4% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, Silja’s operating expenses increased 3.5% over the same period in 2004. This increase in operating expense is mainly due to an increase in fuel costs of $3,500,000.

Other ferry operating costs for the three months ended June 30, 2005 decreased by $8,212,000, a 26.9% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Other ferry operating expenses decreased 29.6% over the same period in 2004. This decrease in operating expenses was due to a $10,200,000 reduction following the closure of the Belfast-Troon and Newhaven-Dieppe routes, offset by increased fuel costs of $1,100,000, and $1,700,000 in refit costs.

Selling, General and Administrative

Silja’s selling, general and administrative expenses for the three months ended June 30, 2005 increased by $3,496,000, a 14.5% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja’s selling, general and administrative expenses increased 9.6% over the same period in 2004. This increase in selling, general and administrative expense was principally due to administrative costs associated with the layup of the Finnjet vessel.

Other ferry selling, general and administrative expenses for the three months ended June 30, 2005 was in line with the same period in 2004.

Depreciation and Amortization

Silja depreciation and amortization expense for the three months ended June 30, 2005 was in line with the same period in 2004.

Other ferry depreciation and amortization expense for the three months ended June 30, 2005 was in line with the same period in 2004.

Operating (Loss) Income

Silja’s operating performance for the three months ended June 30, 2005 worsened by $13,971,000 to a net operating (loss) of $1,272,000, compared to net operating income in 2004 of $12,699,000. This decline in Silja’s operating (loss) is due to changing market conditions which continue to affect adversely Silja’s results, including lower passenger volumes and ticket prices on its core Helsinki and Turku routes and increased fuel costs. Further pressure from the competition due to increased capacity on a number of key routes has also affected earnings.

Other ferry operating (loss) for the three months ended June 30, 2005 increased by $3,763,000 to $12,852,000 compared to an operating (loss) of $9,089,000 for the same period in 2004. This increase in Other ferry operating loss is due to lower yields on passenger routes and increased fuel costs.

Generally speaking, higher fuel costs have been incurred in ferry markets which are suffering from over-capacity, causing a situation where prices cannot be raised to recover the extra cost and at the same time passenger volumes have declined. Silja is taking steps described above to address the decline in earnings. In addition, SCL plans to move its car carrying fast ferries into joint ventures in markets it believes have good potential.

Rail Operations:

SCL provides, through its Rail operations segment, passenger rail transportation services in the United Kingdom between London and Scotland, operating the InterCity East Coast main line rail services under the name Great North Eastern Railway or “GNER”. The GNER franchise was renewed in March 2005 over a seven year term, with a three year extension. The new franchise including extension will expire in April 2015. SCL has also submitted a bid for the Integrated Kent commuter rail franchise and is awaiting the final outcome of the bidding process.

The results of the Rail operations segment are summarized below (in thousands):

	For the Three Months Ended			Foreign
	June 30,			Exchange	Net
	2005	2004	Variance	Element	Variance

Revenue	$235,055	$208,261	$26,794	$5,781	$21,013

Operating costs	(197,904)	(172,154)	(25,750)	(4,778)	(20,972)
Selling, general & administrative	(20,730)	(20,080)	(650)	(559)	(91)
Depreciation & amortization	(3,813)	(3,577)	(236)	(100)	(136)
Total costs & expenses	(222,447)	(195,811)	(26,636)	(5,437)	(21,199)

Operating income	$12,608	$12,450	$158	$344	$(186)

Revenue

Revenue for the three months ended June 30, 2005 increased by $26,794,000, a 12.9 % increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, revenue increased 10.1% over the same period in 2004.  This increase was due to continued growth in passenger volumes together with increased yield driven by improved management of advance purchase ticket quotas. Passenger volumes and therefore revenue may be adversely affected in the third quarter of 2005 due to the recent bombings and attempted bombings in London.

Operating Costs

Operating costs for the three months ended June 30, 2005 increased by $ 25,750,000, a 15.0% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, operating expenses increased 12.2% over the same period in 2004. This increase was due to operational cost increases including diesel fuel in the amount of $1,200,000, salary increases in the amount of $1,000,000 and changes in the performance and track access system that relate to the new franchise. The remaining increase in operating costs were due to reduced compensation receipts from Network Rail, offset by reduced track access payments as a result of changes in the performance and access systems.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $650,000, a 3.2% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, selling, general and administrative expenses increased 0.5% over the same period in 2004. Costs remained in line with 2004.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2005 increased by $236,000, a 6.6% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, depreciation and amortization increased 3.8% over the same period in 2004.

Operating Income

Operating income for the three months ended June 30, 2005 increased by $158,000, a 1.3% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, operating income decreased 1.5% over the same period in 2004. This increase was mainly due to the premium payments which GNER now makes to the SRA.

Container Operations:

SCL provides, through its Container operations segment, the leasing of cargo containers (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment. SCL considers its equity investment in GE SeaCo an integral component of the Container operations segment and therefore incorporated its equity investee earnings in GE SeaCo within the segment analysis.

The results of the Container operations segment are summarized below (in thousands):

	For the Three Months Ended
	June 30,
	2005	2004	Variance

Revenue	$36,571	$26,436	$10,135

Operating costs	(21,552)	(12,765)	(8,787)
Selling, general & administrative	247	190	57
Depreciation & amortization	(11,288)	(11,148)	(140)
Total costs & expenses	(32,593)	(23,723)	(8,870)

Loss on sale of assets	(806)	—	(806)
Equity investment income in GE SeaCo	6,540	8,282	(1,742)

Operating income	$9,712	$10,995	$(1,283)

Revenue

Revenue for the three months ended June 30, 2005 increased by $10,135,000, a 38.3% increase over the same period in 2004. This increase was mainly due to the acquisition of the container depot, services and logistics operations from Owens Group in July 2004.

Operating Costs

Operating costs for the three months ended June 30, 2005 increased by $8,787,000, a 68.8% increase over the same period in 2004. This increase was mainly due to acquisition of the container depot, services and logistics operations from Owens Group in July 2004.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2005 remained level with the same period in 2004.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2005, remained level with the same period in 2004.

Operating Income

Operating profit for the three months ended June 30, 2005 decreased by $1,283,000, an 11.7% decrease over the same period in 2004. This decrease in operating income was due to reductions in contributions on GE SeaCo’s owned fleet in the amount of $1,742,000, and losses on disposal of container assets in the amount of $806,000, partly offset by contribution on SCL’s existing fleet in the amount of $1,265,000.

Equity Investment in GE SeaCo

For the three months ended June 30, 2005, SCL’s equity investment earnings in GE SeaCo decreased by $1,742,000, a 21.0% decrease over the same period 2004. This decrease was mainly due to increased depreciation and interest costs.

The GE SeaCo owned fleet maintained a high utilization during the second quarter of 2005, with a utilization rate of 98.0%. GE SeaCo revenue increased by $10,671,000, a 31.0% increase in the three months ended June 30, 2005, compared to $ 34,059,000 for the same period in 2004.

SCL’s share of earnings from GE SeaCo is sensitive to fluctuations in interest rates as the costs of financing are included in SCL’s return. GE SeaCo’s outstanding debt at June 30, 2005 was $852,526,000 at a weighted average interest rate of 4.44%, of which $170,000,000 has been fixed at an average of 4.11% for five years since July 2004.  At June 30, 2004, the outstanding debt was $620,637,000 at a weighted average interest rate of 2.27%, none of which was at fixed rate.

Other Operations:

Through the Other operations segment, SCL provides services which include operation of the Corinth Canal, property management, fruit farming, travel related services and publishing activities.

The results of the Other operations segment are summarized below (in thousands):

	For the Three Months Ended
	June 30,
	2005	2004	Variance

Revenue	$6,964	$5,925	$1,039

Operating costs	(3,340)	(2,698)	(642)
Selling, general & administrative	(3,655)	(2,858)	(797)
Depreciation & amortization	(295)	(328)	33
Total costs & expenses	(7,290)	(5,884)	(1,406)

Operating (loss) income	$(326)	$41	$(367)

Revenue

Revenue for the three months ended June 30, 2005 increased by $1,039,000, a 17.5% increase over the same period in 2004. This increase was mainly due to improved production from fruit farming in the amount of $1,419,000 offset by lower revenue from property management in the amount of $236,000 and publishing in the amount of $183,000.

Operating Costs

Operating costs for the three months ended June 30, 2005 increased by $642,000, a 23.8% increase over the same period in 2004.  This increase was due to higher production costs from fruit farming activities in the amount of $675,000, and increased staff costs at the Corinth Canal in the amount of $218,000, offset by savings on property management in the amount of $236,000.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $797,000, a 27.9% increase over 2004. This increase was mainly due to higher costs in fruit farming, publishing and travel related services.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2005 remained level with the same period in 2004.

Operating (Loss) Income

Operating (loss) for the three months ended June 30, 2005 increased by $367,000 over the same period in 2004. This was mainly due to increased losses of $457,000 from publishing services, $207,000 from the Corinth Canal operations, and $91,000 from travel related services, offset by higher profits on fruit farming in the amount of $390,000.

Corporate Costs:

Corporate costs are summarized below (in thousands):

	For the Three Months Ended
	June 30,
	2005	2004	Variance

Revenue	$—	$—	$—

Operating costs	—	—	—
Selling, general & administrative	(6,216)	(4,668)	(1,548)
Depreciation & amortization	—	—	—
Total costs & expenses	(6,216)	(4,668)	(1,548)

Operating loss	$(6,216)	$(4,668)	$(1,548)

Corporate costs for the three months ended June 30, 2004 increased by $1,548,000, a 33.2% increase over the same period in 2004. This increase was mainly due to professional fees in connection with SCL’s dispute with GE Capital over the GE SeaCo joint venture.

Six months ended June 30, 2005, and 2004

Ferry Operations:

The results of the Ferry operations segment are summarized below (in thousands):

	For the Six Months Ended			Foreign
	June 30,			Exchange	Net
	2005	2004	Variance	Element	Variance
Silja:
Revenue	$280,733	$299,070	$(18,337)	$14,660	$(32,997)

Operating costs	(224,151)	(223,578)	(573)	(10,960)	10,387
Selling, general & administrative	(52,702)	(46,465)	(6,237)	(2,278)	(3,959)
Depreciation & amortization	(24,230)	(22,038)	(2,192)	(1,080)	(1,112)
Total costs & expenses	(301,083)	(292,081)	(9,002)	(14,318)	5,316

Operating (loss) income	$(20,350)	$6,989	$(27,339)	$342	$(27,681)

Other:
Revenue	$24,001	$34,771	$(10,770)	$955	$(11,725)

Operating costs	(35,551)	(37,651)	2,100	(1,034)	3,134
Selling, general & administrative	(14,294)	(9,720)	(4,574)	(267)	(4,307)
Depreciation & amortization	(4,880)	(4,957)	77	(136)	213
Total costs & expenses	(54,725)	(52,328)	(2,397)	(1,437)	(960)

Operating (loss)	$(30,724)	$(17,557)	$(13,167)	$(482)	$(12,685)

Revenue

Silja revenue for the six months ended June 30, 2005 decreased by $18,337,000, a 6.1% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja’s revenue decreased 11.0% over the same period in 2004.

Changing market conditions continue to affect adversely Silja’s results, including lower passenger volumes and ticket prices on the core Helsinki and Turku routes, together with further pressure from the competition due to increased capacity on a number of key routes. Silja is taking steps to address the decline in earnings, including the deployment of a third SuperSeaCat on the Helsinki-Tallinn route to consolidate Silja’s position in this growing fast ferry market, and the introduction of a general cost reduction program, underpinned by investment in new reservation and procurement systems.

The lay-up of the Finnjet vessel from January to April 2005 resulted in lower revenues of $18,900,000 compared to 2004. Excluding the Finnjet impact, ticket sales were below 2004 levels by approximately $2,000,000, and on-board sales below 2004 levels by approximately $6,800,000.

Other ferry revenue for the six months ended June 30, 2005 decreased by $10,770,000, a 31.0% decrease compared to the same period 2004. After adjusting for the impact of foreign exchange movements, Other ferry revenue decreased 33.7% over the same period in 2004. This decrease in Other ferry revenue was principally due to the closure of the Belfast-Troon and Newhaven-Dieppe routes resulting in a loss of revenue of $11,300,000.

Passenger volumes increased on Dover-Calais; however yields were lower due to competition, offsetting the benefit of an earlier start to operations in 2005. SeaStreak revenues were stronger by $600,000 as 2004 revenue for SeaStreak was adversely affected by winter ice conditions.

Operating Costs

Silja operating costs for the six months ended June 30, 2005 increased by $573,000, a 0.3% increase compared to the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja’s operating expenses decreased by 4.6% over the same period in 2004. This decrease was due to the Finnjet’s lay-up at the start of 2005 plus lower sea personnel costs due to an increase in state aid from the Finnish government.  These cost reductions were partly offset by an increase in fuel costs of $5,600,000.

Other ferry operating costs for the six months ended June 30, 2005 decreased by $2,100,000, a 5.6% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Other ferry operating expenses decreased by 8.3% over the same period in 2004.  This decrease was due to closure of the Belfast-Troon and Newhaven-Dieppe routes, offset by increased fuel costs of $1,500,000 on the Dover–Calais route and SeaStreak, and $4,000,000 additional refit costs.

Selling, General and Administrative

Silja selling, general and administrative expenses for the six months ended June 30, 2005 increased by $6,237,000, a 13.4% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja’s selling, general and administrative expenses increased by 8.5% over the same period in 2004. This increase was due to marketing costs being incurred later in the year in 2004.

Other ferry selling, general and administrative expenses for the six months ended June 30, 2005 increased by $4,574,000, a 47.1% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, Other ferry selling, general and administrative expenses increased by 44.3% over the same period in 2004. This increase was due to higher central overheads, increased marketing costs and higher personnel costs.

Depreciation and Amortization

Silja depreciation and amortization expense for the six months ended June 30, 2005 was in line with the same period in 2004.

Other ferry depreciation and amortization expense for the six months ended June 30, 2005 was in line with the same period in 2004.

Operating (Loss) Income

Silja’s operating performance for the six months ended June 30, 2005 worsened by $27,339,000 to an operating (loss) of $20,350,000 compared to net operating income in 2004 of $6,989,000. This decline in operating performance was due to the changing market conditions which continue to affect adversely Silja’s results, including lower passenger volumes and ticket prices on the core Helsinki and Turku routes, together with further pressure from the competition due to increased capacity on a number of key routes and increased fuel costs.

Other ferry operating loss for the six months ended June 30, 2005 increased by $13,167,000, to $30,724,000, compared to an operating (loss) in 2004 of $17,557,000. This increase in operating loss was due to the closure of the Belfast-Troon and Newhaven-Dieppe routes, increased fuel costs, and additional refit costs.

Rail Operations:

The results of the Rail operations segment are summarized below (in thousands):

	For the Six Months Ended			Foreign
	June 30,			Exchange	Net
	2005	2004	Variance	Element	Variance

Revenue	$449,759	$408,466	$41,293	$11,222	$30,071

Operating costs	(378,290)	(333,439)	(44,851)	(9,161)	(35,690)
Selling, general & administrative	(44,600)	(43,602)	(998)	(1,198)	200
Depreciation & amortization	(9,097)	(7,992)	(1,105)	(220)	(885)
Total costs & expenses	(431,987)	(385,033)	(46,954)	(10,579)	(36,375)

Operating income	$17,772	$23,433	$(5,661)	$643	$(6,304)

Revenue

Revenue for the six months ended June 30, 2005 increased by $41,293,000, a 10.1% increase from the same period in 2004.  After adjusting for the impact of foreign exchange movements, revenue increased 7.4% over the same period in 2004. This increase was due to continued growth in passenger volumes together with increased receipts driven by tight control of advance purchase ticket quotas. Passenger volume growth may be curtailed in the second half of 2005 due to the recent bombings and attempted bombings in London.

Operating Costs

Operating costs for the six months ended June 30, 2005 increased by $44,851,000, a 13.5% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, operating expense increased 10.7% over the same period in 2004. This increase was due to non-recurring charges in the first four months of 2005 in connection with a settlement with the SRA reached in 2004 relating to the franchise agreement that expired April 30, 2005. Compensation payments received from Network Rail have reduced since 2004 due to a combination of changes to the performance regime with Network Rail in the new franchise agreement and improved network performance. Costs of diesel fuel have also increased over the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2005 increased by $998,000, a 2.3% increase over 2004. After adjusting for the impact of foreign exchange movements, selling, general and administrative expenses decreased 0.5% over the same period in 2004. This increase was due to foreign exchange rate differences, as costs remain in line with the same period in 2004.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2005 increased by $1,105,000, a 13.8% increase over 2004.  After adjusting for the impact of foreign exchange movements, depreciation and amortization expense increased 11.1% over the same period in 2004. This increase was due to foreign exchange rate differences together with changes in the underlying asset profile being depreciated and increased charges allocated from SCL.

Operating Income

Operating income for the six months ended June 30, 2005 decreased by $5,661,000, a 24.2% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, operating income decreased 26.9% over the same period in 2004. The decrease in operating income was due to cost increases outweighing revenue growth.

Container Operations:

The results of the Container operations segment are summarized below (in thousands):

	For the Six Months Ended
	June 30,
	2005	2004	Variance

Revenue	$73,164	$52,294	$20,870

Operating costs	(41,880)	(24,858)	(17,022)
Selling, general & administrative	(3,105)	263	(3,368)
Depreciation & amortization	(22,528)	(22,332)	(196)
Total costs & expenses	(67,513)	(46,927)	(20,586)

Loss on sale of assets	(1,962)	—	(1,962)
Equity investment income in GE SeaCo	13,870	15,123	(1,253)

Operating income	$17,559	$20,490	$(2,931)

Revenue

Revenue for the six months ended June 30, 2005 increased by $20,870,000, a 39.9 % increase over the same period in 2004. This increase was mainly due to acquisition of the container depot, services and logistics operations from Owens Group in July 2004.

Operating Costs

Operating costs for the six months ended June 30, 2005 increased by $17,022,000, a 68.5 % increase over the same period in 2004.  This increase was mainly due to acquisition of the container depot, services and logistics operations from Owens Group in July 2004.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2005 increased by $3,368,000 over the same period 2004. This increase was due to acquisition of the container depot, services and logistics operations from Owens Group in July 2004.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2005 remained level with the same period in 2004.

Operating Income

Operating profit for the six months ended June 30, 2005 decreased by $2,931,000, a 14.3% decrease over the same period in 2004. This decrease in operating profit was due to reductions in contributions on GE SeaCo’s owned fleet in the amount of $1,253,000, and losses on disposal of container assets in the amount of $1,962.000, partly offset by contribution on SCL’s existing fleet in the amount of $284,000.

Equity Investment in GE SeaCo

For the six months ended June 30, 2005, SCL’s equity investment earnings in GE SeaCo decreased by $1,253,000, an 8.3% decrease over the same period 2004. This decrease was mainly due to increased depreciation and interest costs.

The GE SeaCo owned fleet maintained a high utilization during the second quarter of 2005, with a utilization rate of   98.0%. GE SeaCo revenue rose by $23,051,000, a 36.0% increase in the six months ended June 30, 2005, compared to $64,201,000, for the same period in 2004.

SCL’s 50% share of earnings from GE SeaCo is sensitive to fluctuations in interest rates as the costs of financing are included in SCL’s return.  GE SeaCo’s outstanding debt at June 30, 2005 was $852,526,000, at a weighted average interest rate of 4.44%, of which $170,000,000 has been fixed at an average of 4.11% for five years since July 2004.  At June 30, 2004, the outstanding debt was $620,637,000 at a weighted average interest rate of 2.27%, none of which was at fixed rate.

Other Operations:

The results of the Other operations segment are summarized below (in thousands):

	For the Six Months Ended
	June 30,
	2005	2004	Variance

Revenue	$11,940	$11,066	$874

Operating costs	(6,069)	(5,706)	(363)
Selling, general & administrative	(6,886)	(5,717)	(1,169)
Depreciation & amortization	(598)	(620)	22
Total costs & expenses	(13,553)	(12,043)	(1,510)

Operating (loss)	$(1,613)	$(977)	$(636)

Revenue

Revenue for the six months ended June 30, 2005, increased by $874,000, a 7.9% increase over the same period in 2004. This increase was mainly due to improved production from both grape farm and banana plantation operations.

Operating Costs

Operating costs for the six months ended June 30, 2005 increased by $363,000, a 6.4% increase over the same period in 2004.  This increase was mainly due to increased costs from fruit farming and increased staff costs from the operation of the Corinth Canal, offset by savings on property management.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2005 increased by $1,169,000, a 20.4% increase over 2004. This increase was related to increased costs in publishing in the amount of $600,000, fruit farming in the amount of $600,000, and travel related services in the amount of $100,000, offset by savings on property management in the amount of $200,000.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2005 remained level with the same period in 2004.

Operating Loss

Operating loss for the six months ended June 30, 2005 increased by $636,000, a 65.1% increase over the same period in 2004. This was due to increased losses in publishing operations in the amount of $385,000 due to increased costs, an increase in the Corinth Canal staff cost in the amount of $366,000, a decrease in property management revenue in the amount of $184,000 due to certain 2004 revenue not repeated in 2005, and an increase in travel operations costs in the amount of $171,000, offset by increased earnings in the amount of $470,000 from fruit farming.

Corporate Costs:

Corporate costs are summarized below (in thousands):

	For the Six Months Ended
	June 30,
	2005	2004	Variance

Revenue	$—	$—	$—

Operating costs	—	—	—
Selling, general & administrative	(13,654)	(8,369)	(5,285)
Depreciation & amortization	—	—	—
Total costs & expenses	(13,654)	(8,369)	(5,285)

Operating (loss)	$(13,654)	$(8,369)	$(5,285)

Corporate costs for the six months ended June 30, 2004 increased by $5,285,000, a 63.1% increase over the same period in 2004. This increase was due to additional professional fees and other costs in connection with SCL’s dispute with GE Capital over the GE SeaCo joint venture.

Liquidity and Capital Resources

At June 30, 2005, SCL’s cash balances totaled $133,985,000, excluding restricted cash. Additionally, there were undrawn working capital bank lines in the amount of approximately $88,000,000.

In the first quarter of 2005, the Company sold 2,400,000 newly-issued class A common shares at an average price of $17.10 per share realizing net cash proceeds of $40,600,000. The Company also sold 4,500,000 existing class A common shares in OEH at a net price of $24.20 per share yielding net cash proceeds of $108, 900,000. The proceeds were used for general corporate purposes.

On May 6, 2005, the Company’s $7.25 convertible cumulative preferred shares were redeemed at liquidating value at a total cash price of $15,000,000.

On May 26, 2005, the Company announced the redemption on July 1, 2005 of its 13% Senior Notes due 2006 at par in the aggregate principal amount of $22,475,000.

Statement of Cash Flows

Six Months Ended June 30, 2005 and 2004

Operating Activities

For the six months ended June 30, 2005, cash used in operating activities was $46,435,000, compared to cash provided by operating activities of $24,660,000 for the six months ended June 30, 2004.  Net losses of $24,174,000 included gains from sale of OEH shares of $41,099,000, losses on disposals of containers of $1,962,000, and other net non-cash items of $9,425,000 including depreciation and amortization of $61,333,000, partly offset by undistributed earnings of affiliates of $17,009,000. The undistributed earnings of affiliates related to the investment earnings for the six months ended June 30, 2005, of $13,870,000 in GE SeaCo and investment earnings in OEH of $3,139,000. Dividends received from OEH for the six months ended June 30, 2005 were $608,000; no dividends were received from GE SeaCo.

There was an adverse movement of $18,023,000 in working capital for the six months ended June 30, 2005 compared to $2,320,000 for the six months ended June 30, 2004. This includes an increase in receivables of $10,122,000, and an decrease in accounts payable and accrued expenses of $9,762,000, caused by an increase in receivables from Rail operations in the amount of $7,953,000, and Other ferry operations in the amount of $7,047,000, partly offset by a decrease from Container operations in the amount of $6,911,000 including GE SeaCo indebtedness of $4,106,000, and proceeds from deferred sales of $3,217,000, and Silja Ferry operations decrease in the amount of $659,000.

The decrease in accounts payable and accrued expense included $18,647,000 from Rail operations, and $6,432,000 from Container operations, partly offset by an increase of $1,803,000 from Other operations and Corporate costs, and $4,990,000 from Other ferry operations, and $2,045,000 from Silja ferry operations.

Investing Activities

For the six months ended June 30, 2005, cash provided by investing activities was $74,713,000 compared with cash used in investing activities of $40,162,000 for the six months ended June 30, 2004.  The cash provided by investing activities in the six months ended June 30, 2005 includes $108,900,000 from the sale of a portion of the Company’s equity investment in OEH.  Purchases of fixed assets decreased to $33,684,000 for the six months ended June 30, 2005 from $44,142,000 for the six months ended June 30, 2004 because of tighter capital expenditure controls.

SCL’s capital expenditures consisted of the following (in thousands):

	For the Six Months June 30,
	2005	2004

Ferry	$10,519	$36,955
Rail	4,357	—
Containers	16,610	4,470
Other	2,198	2,717
Total capital expenditures	$33,684	$44,142

Financing Activities

Cash used in financing activities for the six months ended June 30, 2005 was $15,247,000 compared with cash provided by financing activities of $16,798,000 in the six months ended June 30, 2004. The principal components of cash provided by financing activities for the six months ended June 30, 2005 were as follows:

•                  In January and February 2005, the Company completed the registered public offering of 2,400,000 newly-issued class A common shares, selling all the shares for net proceeds of approximately $40,633,000.

•                  Proceeds from bank borrowings in 2005 amounted to approximately $10,320,000, of which $6,200,000 was drawn under loans secured by container assets, and $4,100,000 secured by ferry assets.

The principal components of cash used in financing activities for the six months ended June 30, 2004 were as follows:

•                  In January 2004, the Company completed the registered public offering of 2,000,000 newly-issued class A common shares, selling 576,200 shares for net proceeds of approximately $10,800,000. A second offering of 2,200,000 class A common shares was made, of which 300,900 were sold during the quarter ended June 30, 2004 for approximately $5,100,000 in proceeds.

•                  Proceeds from borrowings in 2004 amounted to approximately $164,600,000, of which $96,500,000 related to the issuance of 10-1/2% senior notes, $56,500,000 was drawn under loans secured by Ferry assets, $7,000,000 was drawn under loans secured by Rail assets, and $4,600,000 was drawn under loans secured by Other assets.

Description of Outstanding Indebtedness

The terms of the significant notes and credit facilities issued by the Company and its subsidiaries as at June 30, 2005 are summarized below.

Debt Facilities

•                  In October 2004, SCL entered into a revolving credit facility with a group of banks secured by container equipment. The facility reduces as the container security depreciates. SCL may borrow on the revolving basis until October 2007, including with additions of new collateral, and must repay the balance outstanding at that date. Interest on the facility ranges from 2.25% to 2.75% over U.S. LIBOR. The principal amount outstanding is $80,301,000.

•                  In November 2003, the Company and Silja entered into amortizing term loan and revolving credit facility agreements with a syndicate of banks. The debt is secured through mortgages on certain Silja ships and interest on the facility ranges from 1.625% to 2.125% over EURIBOR. The term loan components of the facility amortize fully in 2008 and to a bullet repayment in 2010. The revolving facility is available through 2010. The principal amount outstanding is $440,312,000.

•                  In November 2004, SCL amended the terms of a revolving credit facility, originally entered into in 2003 with a syndicate of banks and increased the amount of the facility to $120,000,000. The facility is principally secured by the Company’s shares in OEH.  The facility is available for general corporate purposes and carries an interest rate of 2.5% above U.S. LIBOR. The facility matures in 2007. The principal amount outstanding is $37,000,000.

•                  In October 2002, a bankruptcy-remote subsidiary of the Company formed to facilitate asset securitization issued a senior note which is non-recourse to the Company and its other subsidiaries. The senior note began its nine-year amortization schedule in October 2002 and, in January 2004, began early amortization requiring all net cash flow of the subsidiary to be used to pay down principal. In addition, the Company issued an effectively subordinated note which began its five-year amortization period in October 2001 and has been substantially repaid.  The overall interest rate is approximately 1.10% to 1.31% over LIBOR. The principal amount outstanding is $151,418,000.

Senior Notes

•                  10 ¾ % Senior Notes Due 2006 - The principal amount at maturity is $115,000,000. Interest is payable semi-annually.

•                  13% Senior Notes Due 2006 - The principal amount at maturity is $22,475,000. Interest is payable semi-annually.

•                  7 7/8% Senior Notes Due 2008 - The principal amount at maturity is $149,750,000. Interest is payable semi-annually.

•                  12 1/2% Senior Notes Due 2009 - The principal amount at maturity is $19,154,000. Interest is payable semi-annually.

•                  10 ½% Senior Notes Due 2012 - The principal amount at maturity is $103,000,000. Interest is payable semi-annually.

On May 26, 2005, SCL announced the full redemption on July 1, 2005 of the 13% Senior Notes due 2006 at par in the aggregate principal amount of $22,475,000.

Recent Accounting Pronouncements

On July 12, 2005, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) interpreting APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock, specifically the issued FSP APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence. This staff position provides that an investor’s proportionate share of an investee’s equity adjustments for “other comprehensive income” should be offset against the carrying value of the investment at the time significant influence is lost. At that time, an investor would reduce its investment account, to no less than zero, with any balance remaining reflected in income. The guidance in this FSP is required to be applied to the first reporting period beginning after July 12, 2005. The Company is currently evaluating this APB 18-1 and believes that the adoption of this FSP will not have any material affects on its financial statements.

On June 3, 2005, the FASB released SFAS 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does do not expect the adoption of SFAS 154 to have a significant impact on its financial statements.

On March 30, 2005, the FASB released Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143.  FIN 47 addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company does not expect the adoption of FIN 47 to have a significant impact on its financial statements.

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment.  The new FASB rule requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost of share-based payments will be measured based on the fair value of the equity or liability instruments issued. Under a rule issued by the Securities and Exchange Commission (“SEC”) in April 2005, SFAS 123(R) was amended and is now effective for public companies for annual, rather than interim periods that begin after January 1, 2006. In March 2005, the SEC also issued Staff Accounting Bulletin (“SAB”) No. 107, which summarizes the staff’s views regarding share-based payment arrangements for public companies. The Company is currently evaluating the impact of SFAS 123(R) and SAB 107 and does not expect the adoption of SFAS 123(R) to have a significant impact on its financial statements.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment to ARB No. 43. SFAS 151 amends ARB No. 43, Chapter 4, to clarify that, abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred for fiscal years beginning after June 5, 2005. The Company does not expect the adoption of SFAS 151 to have a significant impact on its financial statements.

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

The market risk relating to interest rates arises mainly from financing activities. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  As reported in Note 20(a) to the financial statements in the Company’s 2004 Form 10-K annual report, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt.  These agreements expire over a period of one to seven years.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs would have increased by approximately $4,300,000 based on borrowings at June 30, 2005. The interest rates on substantially all SCL’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

Fuel is a significant operating expense for ferry operations.  As a result, an increase in the price of fuel has adversely affected profitability and may do so in the future.  SCL may purchase fuel forward at predetermined prices and may introduce fuel surcharges on passenger and vehicle fares in an effort to mitigate these increased costs.

The market risk relating to foreign currencies and fuel prices and their effects have not changed materially during the six months ended June 30, 2005 from those described in the Company’s 2004 Form 10-K annual report.

Derivative Instruments and Hedging Activities

SCL is exposed to various market risks, including changes in foreign currency exchange rates, interest rates and fuel market prices. SCL’s objective in managing its exposure to fluctuations in interest rates, foreign currency exchange rates and fuel market prices, is to decrease the volatility of its earnings and cash flows caused by changes in underlying rates. To achieve this objective, SCL enters into derivative financial instruments. SCL has established policies and procedures to govern the strategic management of these exposures through a variety of derivative financial instruments, including interest rate swaps, foreign currency forward contracts and fuel rate contracts. By policy, SCL does not enter into derivative financial instruments with a level of complexity or with a risk that is greater than the exposure to be managed.

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, SCL recognizes derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates, foreign currency exchange rates and fuel market prices, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

ITEM 4. CONTROLS AND PROCEDURES

SCL’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of SCL’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2005.  As reported in Item 9A of the Company’s 2004 Form 10-K annual report, management identified a material weakness in SCL’s internal control over financial reporting as of December 31, 2004, and has begun to address the weakness through a remediation plan.  Because this remediation plan has not been fully implemented, the Company’s chief executive and financial officers have concluded that SCL’s disclosure controls and procedures were not effective as of June 30, 2005.

In addition, SCL management with the Company’s chief executive and financial officers has concluded that there have been no changes in SCL’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, SCL’s internal control over financial reporting, except for the continuing implementation of the remediation plan referred to above which is intended to rectify during 2005 the material weakness in internal control over financial reporting that SCL’s management identified at December 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 14 to the financial statements in this report regarding certain disputes with GE Capital.

There has been no material development during the six months ended June 30, 2005 in the damage claim by Hoverspeed Ltd. against U.K. Customs & Excise as described in Note 19 to the financial statements in the Company’s 2004 Form 10-K report.

Other than the foregoing, the Company and its subsidiaries are involved in no material legal proceedings, other than ordinary routine litigation incidental to their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company convened and held an annual general meeting of shareholders on June 6, 2005. The holders of class A and B common shares, voting together, (i) duly elected John D. Campbell, W. Murray Grindrod, Robert M. Riggs, Charles N.C. Sherwood, James B. Sherwood and Michael J.L. Stracey as directors of the Company, and (ii) duly appointed Deloitte & Touche LLP, a U.S. registered independent public accounting firm, as the Company’s independent auditor. The number of votes on each matter was as follows:

(i) Elections of Directors

Name	For	Authority Withheld
John D. Campbell	16,134,528	281,946
W. Murray Grindrod	16,133,846	282,628
Robert M. Riggs	16,137,404	279,070
Charles N.C. Sherwood	16,121,432	295,042
James B. Sherwood	16,134,226	282,248
Michael J.L. Stracey	16,101,684	314,790

(ii) Appointment of independent auditor: For 16,400,084, Against 9,284, and Abstain 7,106.

ITEM 6. EXHIBITS

The index to exhibits appears below, on the page immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA CONTAINERS LTD.

By:	/s/ I.C. Durant
Ian C. Durant Senior Vice President - Finance and Chief Financial Officer (Principal Accounting Officer)

Dated:  August 9, 2005

Exhibit Index

3.1  Memorandum of Association, Certificate of Incorporation and Memoranda of Increase of Share Capital of the Company, as amended through June 24, 1992, filed as Exhibit 3(a) to June 30, 1992 Form 10-Q Report of the Company (File No. 1-7560) and incorporated herein by reference.

3.2  Bye-Laws of the Company, as amended through June 6, 2001, filed as Exhibit 3(b) to December 31, 2003 Form 10-K Report of the Company (File No. 1-7560) and incorporated herein by reference.

31   Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32   Certifications of Chief Executive Officer and Chief Financial Officer pursuant 18 U.S.C Section 1350.