Form 10-Q
period 2005-09-30
SEA CONTAINERS LTD /NY/
filed 2005-11-09
CIK 88095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

As of October 31, 2005, 26,145,152 Class A common shares and 14,321,195 Class B common shares of Sea Containers Ltd. were outstanding including 12,900,000 Class B shares owned by a subsidiary of the registrant.

SEA CONTAINERS LTD AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2005 and 2004
Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2005 and 2004
Condensed Consolidated Statement of Shareholders’ Equity – Nine Months Ended September 30, 2005
Notes to the Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
Exhibit Index

Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Sea Containers Ltd. or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied by these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEA CONTAINERS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in thousands, except per share data)

	September 30,	December 31,
	2005	2004

Assets
Current assets
Cash and cash equivalents	$83,059	$129,079
Restricted cash	23,285	17,056
Accounts receivable - less allowances for doubtful accounts of $4,381 (2005) and $4,942 (2004)	122,232	117,490
Due from related parties	30,581	38,030
Prepaid expenses and other current assets	24,144	27,507
Inventories	40,904	43,000
Assets held for sale	9,018	8,440
Current portion of equipment sale receivable, net	10,683	8,448
Total current assets	343,906	389,050

Fixed assets, net	1,609,500	1,807,226

Long-term equipment sales receivable, net	12,420	7,641
Advances on asset purchase contracts	1,532	13,586
Investments	363,459	397,755
Goodwill	19,542	18,725
Other intangible assets, net	54,506	57,351
Other assets	42,898	44,766
Total assets	$2,447,763	$2,736,100

See accompanying notes.

	September 30,	December 31,
	2005	2004

Liabilities and shareholders’ equity
Current liabilities
Credit facilities	$4,447	$305
Accounts payable	115,302	145,733
Accrued expenses	235,095	254,533
Deferred revenue	14,266	14,389
Liabilities of assets held for sale	4,951	5,277
Current portion of long-term debt	143,286	165,825
Total current liabilities	517,347	586,062

Long-term debt, and obligations under capital leases	822,553	953,116
Senior notes	384,435	406,513
Total liabilities	1,724,335	1,945,691

Minority interest	1,822	1,646

Commitments and contingent liabilities	—	—

Preferred shares - $.01 par value; 15,000,000 shares authorized; issued nil (2005) and 150,000 (2004) $7.25 convertible cumulative preferred shares (liquidating value of $100 per share)	—	15,000

Shareholders’ equity
Class A common shares - $.01 par value; 60,000,000 shares authorized; 26,139,152 (2005) and 23,655,054 (2004) issued and outstanding	261	236
Class B common shares - $.01 par value; 60,000,000 shares authorized; 14,327,195 (2005) and 14,388,295 (2004) issued and outstanding	143	144
Additional paid-in capital	501,045	460,433
Retained earnings	803,054	863,983
Accumulated other comprehensive (loss)	(191,636)	(159,772)
Less: reduction due to class B common shares acquired with voting rights by a subsidiary - 12,900,000 shares at cost	(391,261)	(391,261)
Total shareholders’ equity	721,606	773,763
Total liabilities and shareholders’ equity	$2,447,763	$2,736,100

See accompanying notes.

SEA CONTAINERS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$455,967	$492,236	$1,295,564	$1,297,903

Costs and expenses:
Operating costs	(364,948)	(369,694)	(1,050,889)	(994,926)
Selling, general and administrative expenses	(62,263)	(67,270)	(197,504)	(180,880)
Other charges	(19,216)	—	(19,216)	—
Depreciation & amortization	(28,008)	(28,889)	(89,341)	(86,828)
Total costs and expenses	(474,435)	(465,853)	(1,356,950)	(1,262,634)

(Loss) gain on sale of assets	(1,671)	5,732	(3,633)	5,732
Equity investment income in GE SeaCo	6,021	8,573	19,891	23,696
Operating (loss) income	(14,118)	40,688	(45,128)	64,697

Other income (expense)
Interest income	1,662	950	2,968	2,511
Loss on extinguishment of debt	(234)	—	(234)	—
Interest expense, net of capitalized interest	(20,553)	(20,253)	(64,212)	(62,417)
Gain on sale of OEH shares	—	—	41,099	—

(Loss) income before taxes	(33,243)	21,385	(65,507)	4,791
Income tax expense	(5,573)	(8,393)	(1,230)	(4,893)
Share of income from equity investments, net of tax	4,442	5,402	8,189	8,981
Net (loss) income	(34,374)	18,394	(58,548)	8,879
Preferred share dividends	—	(272)	(377)	(816)
Net (loss) income on class A and B common shares	$(34,374)	$18,122	$(58,925)	$8,063

(Loss) income per class A common share
Basic	$(1.25)	$0.78	$(2.16)	$0.35
Diluted	$(1.25)	$0.77	$(2.16)	$0.35

(Loss) income per class B common share
Basic	$(1.25)	$0.70	$(2.16)	$0.32
Diluted	$(1.25)	$0.69	$(2.16)	$0.32

See accompanying notes.

SEA CONTAINERS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited) (in thousands, except per share data)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(58,548)	$8,879
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation & amortization	89,341	86,828
Loss (gain) on sale of assets	3,633	(5,732)
Loss on impairment of vessels	19,216	—
Loss on extinguishment of debt	234	—
Gain on sale of land	(192)	—
Gain on sale of OEH shares	(41,099)	—
Undistributed earnings of affiliates	(27,225)	(30,975)
Other non-cash items	(1,064)	7,016
Changes in assets and liabilities net of effects from acquisition or dispositions of subsidiaries:
Increase in accounts receivable	(11,279)	(9,044)
Decrease in inventories	778	1,578
Decrease in accounts payable and accrued expenses	(17,162)	(43,126)
Net cash (used in) / provided by operating activities	(43,367)	15,424

Cash flows from investing activities:
Purchase of fixed assets	(37,820)	(55,070)
Acquisitions and investments, net of cash acquired	(1,231)	(7,304)
Increase in restricted cash	(7,030)	(2,178)
Proceeds from sale of fixed assets	10,392	19,747
Proceeds from sale of shares in OEH	108,900	—
Net cash provided by / (used in) investing activities	73,211	(44,805)

Cash flows from financing activities:
Repayment of long-term debt	(106,643)	(101,703)
Working capital facilities and re-drawable loans	28,960	(51,412)
Proceeds from long-term debt	9,967	38,695
Proceeds from senior notes	—	96,147
Retirement of public debt	(22,475)	(79,729)
Proceeds from issuance of shares	40,636	34,960
Redemption of preferred shares	(15,000)	—
Payment of dividends	(2,381)	(2,537)
Net cash used in financing activities	(66,936)	(65,579)

Effect of exchange rate changes on cash and cash equivalents	(8,928)	2,001
Decrease in cash and cash equivalents	(46,020)	(92,959)
Cash and cash equivalents, beginning of period	129,079	198,657
Cash and cash equivalents, end of period	$83,059	$105,698

Supplemental disclosure of cash flow information
Cash paid during the period for interest, exclusive of amounts capitalized	$60,088	$59,927
Income taxes paid	$148	$8,755

See accompanying notes.

SEA CONTAINERS LTD AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited) (in thousands, except per share data)

	Class A	Class B	Paid		Other	Shares Held	Total
	Shares at	Shares at	in	Retained	Comprehensive	By a	Comprehensive
	Par Value	Par Value	Capital	Earnings	(Loss)	Subsidiary	(Loss)
Balance January 1, 2005	$236	$144	$460,433	$863,983	$(159,772)	$(391,261)
Issuance of class A common shares under dividend reinvestment plan	—	—	15	—	—	—
Issuance of class A common shares under employee stock option plan	—	—	173	—	—	—
Issuance of class A common shares under public offering, net of issuance costs	24	—	40,424	—	—	—
Conversion from class B to class A common shares	1	(1)	—	—	—	—
Dividends on common and preferred shares	—	—	—	(2,381)	—	—
Comprehensive (loss) income:
Net (loss) for the period	—	—	—	(58,548)	—	—	$(58,548)
Foreign currency translation adjustment	—	—	—	—	(45,161)	—	(45,161)
Fair value of derivative financial instruments	—	—	—	—	2,750	—	2,750
Proportionate share of OEH gain on sale of its equity	—	—	—	—	10,547	—	10,547
							$(90,412)
Balance September 30, 2005	$261	$143	$501,045	$803,054	$(191,636)	$(391,261)

See accompanying notes.

Note 1– Basis of Presentation

For purposes of these Notes, the “Company” refers to Sea Containers Ltd., and “SCL” refers to Sea Containers Ltd. and its subsidiaries.  “OEH” refers to Orient-Express Hotels Ltd., a 25% equity investment of the Company engaged in the hotel and leisure business.  “GE SeaCo” refers to GE SeaCo SRL, a 50% / 50% container leasing joint venture company between the Company and General Electric Capital Corporation accounted for under the equity method. “GNER” refers to Great North Eastern Railway Ltd., a wholly owned subsidiary of the Company and operator of SCL’s passenger rail franchise in Great Britain.  “Silja” refers to Silja Oy Ab, a wholly owned subsidiary of the Company based in Finland engaged in ferry operations in the Baltic Sea.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior period balances have been reclassified to conform to the current period presentation.

Basic and diluted earnings per share are computed by respectively dividing the net income (loss) by the weighted average number of shares outstanding during the three and nine months ended September 30, 2005 and 2004. Options to purchase 46,329 and 11,650 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively, and options to purchase 11,549 and 9,069 class A common shares at prices greater than the average market price of these shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004, respectively, because to do so would have been anti-dilutive for the periods presented. In addition, 478,622 class B common shares issuable on conversion of convertible preferred shares for the three months ended March 31, 2005 and the nine months ended September 30, 2004 was excluded from the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented. On May 6, 2005, the Company’s preferred shares were redeemed for cash in the amount of $15,000,000.

The Company has two classes of common shares, class A and class B.  Each class B common share is convertible at any time into one class A common share of the Company.  Cash dividends on the class A common shares, if any, must be at least 10% higher than any cash dividends on the class B common shares.  In general, holders of class A and class B common shares vote together as a single class, with holders of class B shares having one vote per share and holders of class A shares having one-tenth of one vote per share.  In all other substantial respects, the class A and B shares are the same.  The Company follows the provisions of SFAS No. 128, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents, or two classes of participating securities to present both basic and diluted earnings per share on the face of the statement of operations. Diluted earnings per share is calculated using the “if converted” and “treasury stock” methods for common stock equivalents. Basic and diluted earnings per share for the three and nine months ended September 30, 2004 are allocated to each class of common shares according to dividends declared and participating rights on undistributed earnings in accordance with the two class method. For the three and nine months ended September 30, 2005, the Company did not have earnings; therefore there is no allocation required for the calculation of basic and diluted loss per share.

The average number of class A and B common shares outstanding is computed as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Class A shares:
Number of shares outstanding at start of period	26,136	21,707	23,655	20,933
Issues of common shares	3	—	2,423	2,122
Repurchase / conversion of share options	—	—	61	(97)
Number of shares outstanding at end of period	26,139	21,707	26,139	22,958

Weighted average number of shares outstanding - Basic	26,136	21,967	25,815	21,613
Effect of dilution	—	113	—	135
Weighted average number of shares outstanding - Diluted	26,136	22,080	25,815	21,748

Class B shares:
Number of shares outstanding at start of period	1,430	1,513	1,488	1,514
Issues of common shares	—	—	—	—
Repurchase / conversion of share options	(3)	(9)	(61)	(10)
Number of shares outstanding at end of period	1,427	1,504	1,427	1,504

Weighted average number of shares outstanding - Basic	1,430	1,512	1,461	1,513
Effect of dilution	—	479	—	—
Weighted average number of shares outstanding - Diluted	1,430	1,991	1,461	1,513

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

Note 3 – Stock Based Compensation

The Company applies Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for options granted to its employees under its stock option plans, and applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used.

If compensation for employee options had been determined based on SFAS No. 123, SCL’s pro forma net (loss) income and pro forma net (loss) income per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows  (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net (loss) income on class A and class B common shares:
As reported	$(34,374)	$18,122	$(58,925)	$8,063
Add: Total stock-based employee compensation expense included in reported net (loss) income on class A and class B common shares	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax	(118)	(149)	(330)	(328)
Pro forma net (loss) income	$(34,492)	$17,973	$(59,255)	$7,735

Basic and diluted (loss) income per share:
As reported:
Basic and diluted class A shares	$(1.25)	$0.78	$(2.16)	$0.35
Basic and diluted class B shares	$(1.25)	$0.77	$(2.16)	$0.32

Pro forma:
Basic and diluted class A shares	$(1.25)	$0.77	$(2.17)	$0.34
Basic and diluted class B shares	$(1.25)	$0.76	$(2.17)	$0.30

Note 4 – Dividends

On January 21, April 20, and July 20, 2005, the Company’s Board of Directors approved quarterly dividends of $0.025 per class A common share and $0.0225 per class B common share. Dividends were paid in the amount of $633,000 on February 22, 2005, $685,000 on May 20, 2005, and $686,000 on August 22, 2005. On October 20, 2005, the Company announced the suspension of quarterly cash dividends on the Company’s class A and class B common shares.

Note 5 – Recent Accounting Pronouncements

On July 12, 2005, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) No. 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence, interpreting APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This staff position provides that an investor’s proportionate share of an investee’s equity adjustments for “other comprehensive income” should be offset against the carrying value of the investment at the time significant influence is lost. At that time, an investor would reduce its investment account, to no less than zero, with any balance remaining reflected in income. The guidance in this FSP is to be applied to the first reporting period beginning after July 12, 2005. The Company is currently evaluating this FSP No. 18-1 and believes that the adoption of this FSP will not have any material affect on its financial statements.

On June 3, 2005, the FASB released SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No.154 also provides a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its financial statements.

On March 30, 2005, the FASB released Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143.  FIN No. 47 addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN No. 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company does not expect the adoption of FIN No. 47 to have an impact on its financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment.  The new FASB rule requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost of share-based payments will be measured based on the fair value of the equity or liability instruments issued. Under a rule issued by the Securities and Exchange Commission (“SEC”) in April 2005, SFAS No. 123(R) was amended and is now effective for public companies for annual, rather than interim periods that begin after January 1, 2006. In March 2005, the SEC also issued Staff Accounting Bulletin (“SAB”) No. 107, which summarizes the staff’s views regarding share-based payment arrangements for public companies. The Company is currently evaluating the impact of SFAS No. 123(R) and SAB No. 107 and does not expect the adoption of SFAS No. 123 (R) to have an impact on its financial statements.

Note 6 – Employee Benefit Plans

Components of Net Periodic Benefit Costs (in thousands):

	For the Thee Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Service costs	$1,230	$1,214	$3,643	$3,641
Interest costs	3,712	3,445	10,932	10,336
Expected return on plan assets	(3,926)	(3,028)	(10,669)	(9,085)
Amortization of prior service costs	(6)	13	32	40
Amortization of net (gain) or loss	1,364	1,294	4,005	3,881
Net periodic benefit costs	$2,374	$2,938	$7,943	$8,813

Employer Contributions

The Company disclosed in its financial statements for the year ended December 31, 2004 that it expects to contribute $10,406,000 to its pension plans in 2005. For the three and nine months ended September 30, 2005, the Company contributed $1,575,000 and $5,979,000, respectively, and for the three and nine months ended September 30, 2004, the Company contributed $2,198,000 and $5,776.000, respectively, to its pension plans.

Note 7 – Disposals

In March 2005, the Company sold in a U.S. registered public offering, 4,500,000 class A common shares of OEH owned by the Company realizing net proceeds of approximately $108,500,000 and resulting in a gain of $41,099,000.

Concurrently in March 2005, OEH sold 5,050,000 newly issued class A common shares in the same public offering. After both of these sales, the Company’s remaining equity interest in OEH was approximately 25%. As a result of the sale by OEH of its own shares, the Company recognized a proportionate gain in its investment for the nine months ended September 30, 2005 of $10,547,000. This was recorded directly to shareholders’ equity in accordance with the provisions of SEC Staff Accounting Bulletin No. 51, Accounting for the Sale of Stock by a Subsidiary.

Note 8 – Investments

Investments represent equity interests of 20% to 50% in any unconsolidated companies. The Company does not have control of these unconsolidated companies and accounts for these investments using the equity method under APB No. 18, Equity Method of Accounting for Investments In Common Stock. The Company’s principal equity investees are as follows:

•                  GE SeaCo - GE SeaCo SRL and its subsidiaries and GE SeaCo America LLC are engaged in the container leasing business.  The Company and General Electric Capital Corporation each have a 50% interest in GE SeaCo. The Company’s equity investment balance in GE SeaCo was $179,470,000 as of September 30, 2005, and $160,479,000 as of December 31, 2004.

•                  Orient-Express Hotels – Orient-Express Hotels Ltd and its subsidiaries are engaged in the hotel and leisure business.  The Company has accounted for its investment in OEH under the equity method of accounting since 2002, and as of September 30, 2005, has a 25% equity interest.  The Company’s equity investment was $180,869,000 as of September 30, 2005, and $234,018,000 at December 31, 2004.  The market value of the Company’s investment in OEH as of September 30, 2005 and December 31, 2004 was $281,622,306 and $295,268,000, respectively.

•                  Other Investments – Other investments include joint ventures in other ferry operations. As of September 30, 2005, the Company’s equity investment in other investments was $3,120,000, and $3,258,000 as of December 31, 2004.

Summarized financial information of the Company’s equity investments in OEH and GE SeaCo are as follows (in thousands):

	As of September 30, 2005		As of December 31, 2004
	OEH	GE SeaCo	OEH	GE SeaCo

Current assets	$166,864	$124,424	$176,191	$111,401
Property plant and equipment, net	1,022,989	1,102,341	916,811	986,964
Other assets	213,529	20,982	172,589	22,620
Total assets	$1,403,382	$1,247,747	$1,265,591	$1,120,985

Current liabilities	$209,411	$142,753	$176,238	$204,361
Long-term debt	495,969	847,630	537,461	694,553
Other liabilities	21,070	918	6,902	881
Shareholders equity	676,932	256,446	544,990	221,190
Total liabilities and shareholders equity	$1,403,382	$1,247,747	$1,265,591	$1,120,985

	For the Three Months ended
	September 30, 2005		September 30, 2004
	OEH	GE SeaCo	OEH	GE SeaCo

Revenue	$127,733	$85,795	$100,025	$82,781

Earnings from operations before net finance costs	$26,228	$21,428	$15,807	$22,981

Net earnings	$19,483	$10,617	$11,495	$17,338

	For the Nine Months ended
	September 30, 2005		September 30, 2004
	OEH	GE SeaCo	OEH	GE SeaCo

Revenue	$334,474	$257,269	$264,395	$242,756

Earnings from operations before net finance costs	$50,441	$61,012	$29,403	$60,710

Net earnings	$36,383	$32,382	$19,800	$46,055

Note 9 – Fixed Assets

Fixed assets consist of the following (in thousands):

	September 30, 2005			December 31, 2004
	Assets	Accumulated	Assets	Assets	Accumulated	Assets
	Gross	Depreciation	Net	Gross	Depreciation	Net

Operating equipment:
Containers	$872,146	$(464,247)	$407,899	$900,992	$(460,625)	$440,367
Ships	1,279,095	(204,870)	1,074,225	1,413,959	(184,962)	1,228,997
Freehold and leased land and buildings	89,896	(25,984)	63,912	82,648	(21,427)	61,221
Machinery and equipment	55,478	(39,384)	16,094	64,559	(42,730)	21,829
Fixtures, fittings and office equipment	135,604	(88,234)	47,370	137,847	(83,035)	54,812
Total operating equipment	$2,432,219	$(822,719)	$1,609,500	$2,600,005	$(792,779)	$1,807,226

Included in the totals above are the following assets under capital leases (in thousands):

	September 30, 2005			December 31, 2004
	Assets	Accumulated	Assets	Assets	Accumulated	Assets
	Gross	Depreciation	Net	Gross	Depreciation	Net

Leased land and buildings	$24	$(24)	$—	$18	$(18)	$—
Machinery and equipment	1,974	(1,075)	899	9,176	(4,132)	5,044
Fixtures, fittings and office equipment	36,901	(26,904)	9,997	36,798	(23,861)	12,937
	$38,899	$(28,003)	$10,896	$45,992	$(28,011)	$17,981

Depreciation expense for the three and nine months ended September 30, 2005 was $25,703,000 and $80,009,000, respectively, and for the three and nine months ended September 30, 2004 was $26,134,000 and $78,806,000, respectively.

Note 10 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Intangible assets not subject to amortization:
Goodwill	$19,542	$18,725
Trademarks	33,450	33,450
	52,992	52,175

Intangible assets subject to amortization:
Other intangibles	53,644	53,644
Less: Accumulated amortization	(32,588)	(29,743)
	21,056	23,901

Total	$74,048	$76,076

Amortization expense for intangible assets for the three and nine months ended September 30, 2005 was $872,000 and $2,610,000, respectively, and for the three and nine months ended September 30, 2004, $867,000 and $2,603,000, respectively. Amortization expense for other assets for the three and nine months ended September 30, 2005 was $1,433,000 and $6,722,000, respectively, and for the three and nine months ended September 30, 2004 was $1,888,000 and $5,419,000, respectively.

Amortization for the succeeding five years is expected to be approximately $3,500,000 annually.

Note 11 - Long-Term Debt and Obligations under Capital Leases

Long-term debt consists of the following (in thousands):

		September 30,	December 31,
	Maturity	2005	2004

Notes and credit facilities on containers	1 - 8 years	$227,482	$250,735
Mortgage loans and credit facilities on ships	1 - 13 years	649,394	800,150
Real estate and other asset loans	1 - 9 years	82,158	56,726
Obligations under capital leases	1 - 4 years	6,805	11,330
		965,839	1,118,941
Less: Current portion		(143,286)	(165,825)
		$822,553	$953,116

Weighted average interest rates:

	As of	As of
	September 30,	December 31,
	2005	2004

Notes and loans on containers	6.34%	5.30%
Mortgage loans on ships	3.82%	3.69%
Real estate and other fixed asset loans	6.24%	5.74%
Obligations under capital leases	4.49%	5.32%

Notes and Credit Facilities on Containers

Included in long-term debt is a facility secured on container equipment. A bankruptcy-remote subsidiary of the Company formed to facilitate asset securitization issued a senior note, which is non-recourse to the Company and its other subsidiaries. The senior note began its nine-year amortization schedule in October 2002 and, in January 2004, began early amortization requiring all net cash flow of the subsidiary to be used to pay down principal.  In addition, the Company issued a subordinated note, which began its five-year amortization period in October 2001, and was repaid in June 2005. The overall interest rate is 1.10% to 1.31% over LIBOR. At September 30, 2005 and December 31, 2004, $144,537,000 and $168,400,000, respectively, were outstanding under this facility.

In October 2004, the Company and certain subsidiaries entered into a maximum $85,000,000 revolving credit facility with a group of banks secured by container equipment. The facility reduces as the container security depreciates.   The Company may borrow on a revolving basis until October 2007, including with additions of new collateral, and must repay the balance outstanding at that date. Interest on this credit facility ranges from 2.25% to 2.75% over LIBOR. At September 30, 2005 and December 31, 2004, $61,375,000 and $81,500,000, respectively, were outstanding under this facility.  The remaining debt on other container assets comprised notes and loans totalling $21,570,000 as of September 30, 2005, and $835,000 as of December 31, 2004.

Mortgage Loans and Credit Facilities on Ships

In November 2003, the Company’s Baltic operator, Silja, entered into a $463,500,000 term loan and revolving credit facility agreement with a syndicate of banks, and the Company entered into a related $73,400,000 loan facility agreement with the same syndicate.  The non-revolving credit portion of the Silja loan is repayable in installments, with interest on both portions at EURIBOR plus 1.625% and a final maturity in October 2010.  The Company loan is also repayable in installments with interest at EURIBOR plus 2.125% maturing in October 2008.  The primary security for both facilities is mortgages on certain of Silja’s ships, with the Company loan subordinated to the Silja loan.  The loans are cross-guaranteed by Silja and the Company.  At September 30, 2005 and December 31, 2004, $413,349,000 and $511,077,000, respectively, were outstanding under these credit facilities.

As of September 30, 2005, debts relating to other vessels not part of the Silja fleet totaled $236,045,000, and $289,073,000 as of December 31, 2004.

Real Estate and Other Asset Loans

In July 2004, the Company and certain subsidiaries entered into a $100,000,000 revolving credit facility with a syndicate of banks, principally secured by the Company’s shares in OEH. This facility was increased to $120,000,000 in November 2004 and is available for general corporate purposes and carries an interest rate of 2.5% above LIBOR.  The final maturity of any amounts borrowed is in July 2007. As of September 30, 2005 and December 31, 2004, $55,000,000 and $20,000,000, respectively, were outstanding.

As of September 30, 2005, debt secured by real estate and other assets totaled $27,158,000, and $36,726,000 as of December 31, 2004.

Obligations under Capital Leases

As of September 30, 2005, obligations under capital leases totaled $6,805,000 and $11,330,000 as of December 31, 2004.

Publicly Traded Unsecured Senior Notes

Publicly traded unsecured senior notes due as of September 30, 2005 and December 31, 2004 are comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004

13% Senior Notes due 2006 (1)	$—	$22,475
10 3/4% Senior Notes due 2006 (2)	114,761	114,618
7 7/8% Senior Notes due 2008 (3)	149,750	149,750
12 1/2% Senior Notes due 2009 (4)	19,154	19,154
10 1/2% Senior Notes due 2012 (5)	100,770	100,516
	$384,435	$406,513

1)     The Company redeemed on July 1, 2005 its 13% Senior Notes due 2006 at par in the aggregate principal amount of $22,475,000. The Company recorded a loss on redemption of $234,000.

2)     The aggregate principal amount of these notes is $115,000,000. They bear interest at 10 3/4% per annum, payable semi-annually, and were originally issued at a discount to yield 11% per annum, including approximately $400,000 of unamortized original issue discount. They are redeemable, in whole or in part, at the option of the Company, at a price of 100% of the principal amount. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on October 15, 2006. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount.

3)     The aggregate principal amount of these notes is $149,800,000. These notes bear interest at 7 7/8% per annum, payable semi-annually. They are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on February 15, 2008. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount.

4)     The aggregate principal amount of these notes is $19,200,000. These notes bear interest at 12 1/2% per annum, payable semi-annually and are redeemable, in whole or in part, at the option of the Company at a price of 100% of the principal amount. The notes may also be redeemed by the Company in the event of certain tax law changes. The notes have no sinking fund requirement and come due on December 1, 2009. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount.

5)     The aggregate principal amount of these notes is $103,000,000. The notes bear interest at 10 1/2% per annum but were sold at a discounted price of $100,300,000 to yield 11% per annum. The $2,500,000 original issue discount is being amortized over the life of the notes, which have no sinking fund requirement and come due on May 15, 2012. The notes are redeemable, in whole or in part, at the option of the Company at a price of 105.25% of the principal amount on or after May 15, 2008, 102.625% on or after May 15, 2009, and 100% on or after May 15, 2010. The notes may also be redeemed by the Company in the event of certain tax law changes. In the event a change in control of the Company occurs, it is obligated to make an offer to purchase the notes at a price of 101% of the principal amount.

Debt Covenants

SCL was not in compliance as of September 30, 2005 with a certain financial covenant in the $85,000,000 revolving credit facility secured by container equipment referred to above. On November 2, 2005, the lenders concerned amended the facility to waive compliance with the covenant as of September 30, 2005.  SCL is otherwise compliant with all credit and financing agreements evidencing its long-term debt and expects to be in compliance in subsequent periods.  These requirements included financial covenants to maintain specified minimum debt service coverage, minimum interest coverage and minimum net worth and not to exceed specified leverage.  The carrying value of the long-term debt approximated its fair value due to the variable-rate nature of the respective borrowings.

The aggregate amount of the fixed and determinable portion of these obligations for the succeeding five fiscal years is as follows as of September 30, 2005 (in thousands):

2005 (three months)	$41,750
2006	148,443
2007	257,997
2008	112,084
2009	96,703
2010 and thereafter	308,862
$965,839

The Company has guaranteed through 2010, one half of a $6,657,020 bank loan of Speedinvest Ltd., owner of an Adriatic Sea fast ferry in which the Company has a 50% interest.  This guarantee existed prior to December 31, 2002.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated as and qualifies for hedge accounting treatment under SFAS No. 133. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates, foreign currency exchange rates and fuel market prices, the change in fair value of the instrument is deferred in other comprehensive income / (loss). Amounts recorded in other comprehensive income are reclassified to the statement of operations to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

Interest Rate Swaps—Hedging Interest Rate Sensitive Obligations

SCL is exposed to interest rate risk on its floating rate debt.  The Company’s policy is to enter into interest rate swap agreements from time to time to hedge the variability in cash flows due to movements in interest rates. At September 30, 2005 and December 31, 2004, SCL had interest rate swaps that have been designated as cash flow hedges under SFAS No. 133.  As designated cash flow hedges, changes in fair value that represent the effective portion of the swap are accumulated in shareholders’ equity under other comprehensive income / (loss). Amounts accumulated in other comprehensive income / (loss) will be reclassified into earnings as the hedged interest cash flows are accrued. For the three and nine months ended September 30, 2005, $480,000 and $1,440,000, respectively, and for the three and nine months ended September 30, 2004, $400,000 and $3,400,000, respectively, were recognized in earnings as a result of ineffectiveness. The fair value of the derivatives at September 30, 2005 and December 31, 2004 were recognized on SCL’s balance sheet as liabilities in the amount of $2,193,331 and $6,360,000, respectively.

Fuel Rate Swaps – Hedging the Volatility in Future Fuel Costs

SCL uses commodity futures contracts from time to time to procure a portion of its fuel requirements and to hedge its exposure to volatility in fuel market prices. SCL has, when considered appropriate, entered into swap agreements to fix the price of fuel.  At December 31, 2004, SCL had fuel swaps in place, which matured over two months and had an immaterial fair value at December 31, 2004.  The hedged transaction was against a portion of fuel requirements of Silja ships in January and February 2005.  This swap had not been designated as a hedge under SFAS No. 133 and therefore all movements in fair value were recognized in SCL’s statement of operations.  SCL had no fuel swap agreements at September 30, 2005.

Foreign Currency Forward Rate Contracts — Hedging the Exposure of Foreign Exchange Rate Fluctuations

From time to time SCL utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with SCL’s international transactions.  These contracts establish the exchange rates at which SCL will purchase or sell at a future date the contracted amount of currencies for specified foreign currencies.  SCL utilizes forward contracts that are short-term in nature and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date.  There were no foreign currency contracts outstanding at September 30, 2005 and December 31, 2004.

Note 13 – Comprehensive Income (Loss)

The balances for each component of accumulated comprehensive loss are as follows (in thousands):

	September 30,	December 31,
	2005	2004

Foreign currency translation adjustment	$(156,785)	$(111,624)
Net change on derivative financial instruments	3,466	716
Minimum pension liability, net of tax	(48,864)	(48,864)
Proportionate share of OEH’s gain on sale of its equity	10,547	—
	$(191,636)	$(159,772)

As of September 30, 2005, the net amount of $1,420,000 was reclassified from other comprehensive income to net losses. As of December 31, 2004, $3,880,000 was reclassified from other comprehensive income to net losses related to derivative financial instruments.

The components of other comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$(34,374)	$18,394	$(58,548)	$8,879
Currency translation adjustment	(4,160)	6,294	(45,161)	(1,372)
Change in fair value of derivates	1,200	(900)	2,750	800
Proportionate share of equity from investee’s gain on sale of equity	—	—	10,547	—
	$(37,334)	$23,788	$(90,412)	$8,307

Note 14 – Commitments and Contingent Liabilities

As previously reported, the Company and General Electric Capital Corporation (“GE Capital”) are in the process of arbitrating a number of pending disputes relating to GE SeaCo, and the outcome of this arbitration might affect SCL’s financial results.

Earlier this year, GE Capital, purporting to act on behalf of GE SeaCo, took steps to terminate the services agreement, pursuant to which a subsidiary of the Company and certain affiliates provide corporate and administrative services and office space to GE SeaCo.  GE Capital alleged that the subsidiary had breached the agreement in numerous respects.  On July 6, 2005, the Company commenced arbitration with respect to the alleged breaches by serving GE Capital with a Notice of Arbitration.  The arbitration hearings are scheduled to commence in December 2005, and the arbitrator is expected to render his decision in early 2006.

The Company is seeking an award from the arbitrator declaring that the services agreement may not be terminated because the Company has not breached the agreement or, alternatively, because any breaches are either immaterial or have been cured.  In order to be in a position to assert that the Company had cured any possible breach resulting from GE Capital’s allegation that GE SeaCo has been overcharged for office space, the Company remitted to GE SeaCo $4,300,000 under protest.  The Company disputes this alleged breach and is seeking to recover in arbitration the amount remitted.

In its response to the Company’s Notice of Arbitration, in addition to asserting that it has the right to terminate the services agreement, GE Capital asserted counter-claims, including allegations that support services provided by GE SeaCo with respect to certain SCL container leasing transactions may have caused GE SeaCo to violate U.S. trade controls and that GE SeaCo is owed compensation for having furnished those services.  The Company denies those allegations.  As a Bermuda company, the Company is not subject to U.S. trade controls, and it contends that the support services provide by GE SeaCo do not cause GE SeaCo to violate U.S. trade controls and that, at the time of formation of GE SeaCo, it was the expectation of both the Company and GE Capital that GE SeaCo would provide these services without charge.

The outcome of the disputes is not determinable and, therefore, no loss contingency has been recorded at September 30, 2005.

Since 1996, GNER has been required to reimburse the U.K. government for costs in the event GNER breaches its franchise agreement to the extent that the government must award the franchise to another operator. This commitment is secured by a performance bond issued by a bank and guaranteed by the Company. The franchise agreement also requires a season ticket bond guaranteed by the Company over the term of the franchise agreement.

Under GNER’s franchise agreement entered into in March 2005, it has made contractual commitments in the period 2006 – 2008 totalling approximately $70,000,000 for maintenance depot enhancements, installation of communications equipment, station improvements and rolling stick refurbishments.

In addition, at September 30, 2005 and December 31, 2004, SCL was committed to pay approximately $6,975,000 and $6,000,000, respectively, for the purchase of fixed assets.

Note 15 - Fair Values of Financial Instruments

In estimating the fair value disclosures for financial instruments, the Company used the following methods and assumptions:

Cash and cash equivalents and restricted cash: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt: The fair values of long-term debt are based on the carrying amounts or quoted market prices.

The carrying amounts and fair values of SCL’s financial instruments are as follows (in thousands):

	September 30,		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$83,059	$83,059	$129,079	$129,079
Restricted cash	23,285	23,285	17,056	17,056
Long-term debt:
10-3/4% Senior Notes due 2006	114,761	115,051	114,618	120,500
13% Senior Notes due 2006	—	—	22,475	23,500
7-7/8% Senior Notes due 2008	149,750	146,381	149,750	149,900
12-1/2% Senior Notes due 2009	19,154	19,537	19,154	21,500
10-1/2% Senior Notes due 2012	100,770	102,282	100,516	108,400
Notes and credit facilities on containers	227,482	227,482	250,735	250,735
Mortgages loans and credit facilities on ships	649,394	649,394	800,150	800,150
Real estate and other asset loans	82,158	82,158	56,726	56,726
Obligations under capital leases	6,805	6,805	11,330	11,330

Note 16 – Related Parties

For the three and nine months ended September 30, 2005 and 2004, SCL earned revenue in connection with the lease and management agreements relating to Company-owned containers provided to the GE SeaCo joint venture of $5,546,000 and $18,080,000 in 2005, respectively, and $4,921,000 and $15,749,000 in 2004, respectively. Also in 2005, a subsidiary of the Company incurred expenses under the services agreement with GE SeaCo by which the subsidiary provides corporate and administrative services to the joint venture and for which GE SeaCo recognized and paid to the subsidiary net amounts for the three and nine months ended September 30, 2005 of $7,982,000 and $20,898,000, respectively, and $8,011,000 and 24,328,000 for the three and nine months ended September 30, 2004, respectively.

For the three and nine months ended September 30, 2005 and 2004, SCL sold containers from its factories and provided use of its depots for container repair and storage services, for which GE SeaCo paid $1,481,000 and $4,946,000, respectively in 2005, and $1,400,000 and $4,795,000, respectively in 2004.  At September 30, 2005 and December 31, 2004, a receivable of $20,515,000 and $30,718,000, respectively, remains outstanding from GE SeaCo in respect of all the above, which is included in the amount due from related parties on SCL’s consolidated balance sheet.

For the three and nine months ended September 30, 2005 and 2004, a subsidiary of the Company received from OEH $1,363,000 and $4,256,000, respectively in 2005, and $1,298, 000, and $3,907,000, respectively in 2004, which was for the provision of various administrative services under a services agreement between the subsidiary and OEH on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services.  At September 30, 2005 and December 31, 2004, SCL had a receivable of $6,668,000 and $5,456,000, respectively, due from OEH, including the above, which is included in the amount due from related parties on SCL’s consolidated balance sheet.

Note 17 – Segment Data

SCL’s business activities are managed through four main reporting segments.

•                  Ferry Operations: primarily in the Baltic Sea, English Channel and New York harbor.

•                  Rail Operations: rail transport services through GNER in Great Britain.

•                  Container Operations: cargo container leasing (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment.

•                  Other Operations: include the Corinth Canal, real estate development, perishable commodity production and sales, and publishing activities.

SCL’s segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The main factor the Company uses to identify its four main segments is the similarity of the products and services provided. Segment performance is evaluated based upon operating (loss) income before net finance costs, non-recurring charges, and income taxes.

SCL’s reportable segments are supported by various corporate costs, which include executive, legal and finance, and public company expenses.

Selected financial information for each reportable segment and corporate costs for the three and nine months ended September 30, 2005, and 2004 are as follows (in thousands):

	For the Three Months ended September 30, 2005
						Corporate
	Total	Ferry	Rail	Container	Other	Costs

Revenue	$455,967	$213,131	$203,917	$33,464	$5,455	$—

Costs and expenses:
Operating costs	(364,948)	(157,816)	(188,527)	(15,895)	(2,710)	—
Selling, general and administrative	(62,263)	(31,957)	(19,779)	(1,660)	(3,104)	(5,763)
Other charges	(19,216)	(19,216)	—	—	—	—
Depreciation and amortization	(28,008)	(13,619)	(3,189)	(10,870)	(330)	—
Total costs and expenses	(474,435)	(222,608)	(211,495)	(28,425)	(6,144)	(5,763)

Loss (gain) on sale of assets	(1,671)	—	—	(1,863)	192	—
Equity investment income in GE SeaCo	6,021	—	—	6,021	—	—
Operating (loss) income	$(14,118)	$(9,477)	$(7,578)	$9,197	$(497)	$(5,763)

	For the Three Months ended September 30, 2004
						Corporate
	Total	Ferry	Rail	Container	Other	Costs

Revenue	$492,236	$225,943	$224,945	$36,041	$5,307	$—

Costs and expenses:
Operating costs	(369,694)	(161,832)	(185,984)	(19,063)	(2,815)	—
Selling, general and administrative	(67,270)	(32,920)	(25,131)	(1,356)	(2,761)	(5,102)
Depreciation and amortization	(28,889)	(14,126)	(3,242)	(11,160)	(361)	—
Total costs and expenses	(465,853)	(208,878)	(214,357)	(31,579)	(5,937)	(5,102)

Gain on sale of assets	5,732	—	—	—	5,732	—
Equity investment income in GE SeaCo	8,573	—	—	8,573	—	—
Operating income (loss)	$40,688	$17,065	$10,588	$13,035	$5,102	$(5,102)

	For the Nine Months ended September 30, 2005
						Corporate
	Total	Ferry	Rail	Container	Other	Costs

Revenue	$1,295,564	$517,865	$653,676	$106,628	$17,395	$—

Costs and expenses:
Operating costs	(1,050,889)	(417,518)	(566,817)	(57,775)	(8,779)	—
Selling, general and administrative	(197,504)	(98,953)	(64,379)	(4,765)	(9,990)	(19,417)
Other charges	(19,216)	(19,216)	—	—	—	—
Depreciation and amortization	(89,341)	(42,729)	(12,286)	(33,398)	(928)	—
Total costs and expenses	(1,356,950)	(578,416)	(643,482)	(95,938)	(19,697)	(19,417)

(Loss) gain on sale of assets	(3,633)	—	—	(3,825)	192
Equity investment income in GE SeaCo	19,891	—	—	19,891	—	—
Operating (loss) income	$(45,128)	$(60,551)	$10,194	$26,756	$(2,110)	$(19,417)

	For the Nine Months ended September 30, 2004
						Corporate
	Total	Ferry	Rail	Container	Other	Costs

Revenue	$1,297,903	$559,784	$633,411	$88,335	$16,373	$—

Costs and expenses:
Operating costs	(994,926)	(423,061)	(519,423)	(43,921)	(8,521)	—
Selling, general and administrative	(180,880)	(89,105)	(68,733)	(1,093)	(8,478)	(13,471)
Depreciation and amortization	(86,828)	(41,121)	(11,234)	(33,492)	(981)	—
Total costs and expenses	(1,262,634)	(553,287)	(599,390)	(78,506)	(17,980)	(13,471)

Gain on sale of assets	5,732	—	—	—	5,732	—
Equity investment income in GE SeaCo	23,696	—	—	23,696	—	—
Operating income (loss)	$64,697	$6,497	$34,021	$33,525	$4,125	$(13,471)

	Total Assets
	As of September 30, 2005	As of December 31, 2004

Ferry operations	$1,298,889	$1,456,529
Rail operations	173,619	196,536
Container operations	711,743	737,959
Other operations (1)	220,162	273,911
Corporate costs	43,350	71,165
Total	$2,447,763	$2,736,100

(1)   Other operations include the Company’s equity investment in OEH in the amount of $180,869,000 as of September 30, 2005 and $234,018,000 as of December 31, 2004.

Note 18 – Redemption of Preferred Shares

On May 26, 2005, the Company redeemed for cash at liquidation value all of its outstanding $7.25 convertible cumulative preferred shares. The total payment was $15,000,000.

Note 19 – Loss on Extinguishment of Debt

On July 1, 2005, the Company repaid for cash at par all of the outstanding $22,475,000 principal amount of its 13% Senior Notes dues 2006, plus interest accrued and unpaid to the redemption date. The repayment of these notes resulted in a loss on extinguishment of debt as follows (in thousands):

Redemption price		$22,475
Net carrying amount:
Face value	$22,475
Unamortized issue costs	(234)
		22,241
Loss on extinguishment of debt		$234

Note 20 - Assets Held for Sale

On October 4, 2005, SCL reached a definitive agreement to sell its remaining interest in the port of Newhaven in the amount of approximately $20,000,000. The sale is scheduled to be completed in December 2005. SCL has accounted for the sale of its Newhaven port interests under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as a disposal group “held for sale” on its consolidated balance sheet as of September 30, 2005 and December 31, 2004.

Note 21 – Impairment of Long-Lived Assets

During the third quarter of 2005, the Company assessed the recoverability of the carrying value of two vessels in its Ferry Operations, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The two vessels, SeaCat France and SeaCat Scotland, are sister ships and the only two vessels of their size and class in the fleet. The review for impairment was triggered by a combination of two events., namely the inability to charter the vessels in 2005 ,and negotiations for the sale of one of the vessels indicating that book value was in excess of market value.

As a result of this review, the Company has recognized pre-tax impairment losses on both vessels in the amount of $19,216,000 as of September 30, 2005.  These losses reflect the amounts by which the carrying values of these two vessels exceed their estimated fair values based upon current market prices of vessels comparable in size, age and capacity. The total impairment loss is recorded as a component of operating expenses within other charges on the consolidated financial statements for the three and nine months ended September 30, 2005.

Note 22 – Subsequent Events

On October 6, 2005, the Company announced the definitive agreement to sell the vessel M/V StarWind for approximately $5,500,000. The sale completed and the vessel delivered on November 3, 2005.

On November 3, 2005, the Company announced measures to restructure its Ferry Operations, which was approved by the Board of Directors on November 2, 2005. The restructuring plan (the “plan”) will be accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, Accounting for Impairment or Disposal of Long- Lived Assets.  The plan encompassed a review of the entire ferry business with planned sales of one or more operations, sale or charter of certain vessels, redeployment of vessels to other markets, upgrading of vessels in key markets to increase their profitability, and job-related staff reductions. The plan will also include the review of computer systems and container assets under SFAS No. 144. Restructuring costs will consist of employee termination and lease termination costs as well as asset impairments.

On November 8, 2005, the Company announced a proposed public offering through underwriters in the U.S. of all of the Company’s remaining shares in OEH.  The proceeds will be used to reduce debt and increase working capital.

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

SCL intends to sustain the long-term growth of its businesses through innovation, review of current services in old and new markets, and a commitment to delivering high-quality services to customers. SCL’s primary challenges are within Ferry operations where other ferry operations, Eurotunnel and low cost airlines make customer pricing competitive and fuel costs have increased due to the rise in world oil prices.

With the renewal of the InterCity East Coast main rail line franchise in March 2005, SCL will continue to provide customers a world-class travel experience on GNER. SCL’s Container operations, consisting principally of GE SeaCo, SCL’s 50%/50% joint venture business with General Electric Capital Corporation, are forecasted to deliver strong growth in container leasing operations.

Consolidated Results of Operations

Three months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months Ended September 30,			Foreign Exchange	Net
	2005	2004	Variance	Element	Variance

Revenue	$455,967	$492,236	$(36,269)	$4,805	$(41,074)

Operating costs	(364,948)	(369,694)	4,746	(4,452)	9,198
Selling, general & administrative	(62,263)	(67,270)	5,007	(713)	5,720
Other charges	(19,216)	—	(19,216)	—	(19,216)
Depreciation & amortization	(28,008)	(28,889)	881	(255)	1,136
Total costs & expenses	(474,435)	(465,853)	(8,582)	(5,420)	(3,162)

(Loss) gain on sale of assets	(1,671)	5,732	(7,403)	—	(7,403)
Equity investment income in GE SeaCo	6,021	8,573	(2,552)	—	(2,552)
Operating (loss) income	(14,118)	40,688	(54,806)	(615)	(54,191)

Other (expense) income
Interest income	1,662	950	712	—	712
Loss on extinguishment of debt	(234)	—	(234)		(234)
Interest expense	(20,553)	(20,253)	(300)	—	(300)
(Loss) income from operations before taxes	(33,243)	21,385	(54,628)	(615)	(54,013)
Income tax expense	(5,573)	(8,393)	2,820	—	2,820
Share of income from equity investments, net of tax	4,442	5,402	(960)	—	(960)
Net (loss) income	(34,374)	18,394	(52,768)	(615)	(52,153)
Preferred share dividends	—	(272)	272	—	272
Net (loss) income on class A and B shares	$(34,374)	$18,122	$(52,496)	$(615)	$(51,881)

Revenue

Consolidated revenue for the three months ended September 30, 2005 decreased by $36,269,000, a 7.4% decrease over the same period in 2004.  After adjusting for the impact of foreign exchange movements, consolidated revenue decreased by 8.3%. The decrease in consolidated revenues was due to decreased passenger volume in Rail operations due to the bombings and attempted bombings in London on July 7, 2005, and decreased revenue in Ferry operations due to the closure of two U.K. ferry services which operated in 2004.

Operating Costs

Consolidated operating costs for the three months ended September 30, 2005 decreased by $4,746,000, a 1.3% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated operating costs decreased by 2.5%. The decrease in consolidated operating costs was due to the closure of two U.K. ferry services in 2004, partially offset by increase in fuel costs in the Ferry operations.

Selling, General and Administrative

Consolidated selling, general and administrative expense for the three months ended September 30, 2005 decreased by $5,007,000, a 7.4% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated selling, general and administrative expenses decreased by 8.5%. The decrease in consolidated selling, general and administrative expense was due to charges incurred in 2004 related to a settlement with the U.K. Strategic Rail Authority, partially offset by higher corporate costs due to SCL’s ongoing dispute with GE Capital over its GE SeaCo joint venture.

Other Charges

During the third quarter of 2005, the Company assessed the recoverability of the carrying value of two vessels in its Ferry Operations, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The two vessels, SeaCat France and SeaCat Scotland, are sister ships and the only two vessels of their size and class in the fleet. The review for impairment was triggered by a combination of two events., namely the inability to charter the vessels in 2005 ,and negotiations for the sale of one of the vessels indicating that book value was in excess of market value.

As a result of this review, the Company has recognized pre-tax impairment losses on both vessels in the amount of $19,216,000 as of September 30, 2005.  These losses reflect the amounts by which the carrying values of these two vessels exceed their estimated fair values based upon current market prices of vessels comparable in size, age and capacity. The total impairment loss is recorded as a component of operating expenses within other charges on the consolidated financial statements for the three and nine months ended September 30, 2005.

Depreciation and Amortization

Consolidated depreciation and amortization expense for the three months ended September 30, 2005 decreased by $881,000 a 3.0% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated depreciation and amortization expense decreased by 3.9%.

(Loss) Gain on Sale of Assets

Loss on sale of assets for the three months ended September 30, 2005 increased by $7,403,000 to $1,671,000 as compared to a gain in the amount of $5,732,000 in the same period in 2004. Losses in 2005 were attributable to the disposal of container assets, partly offset by a gain on sale of land, and in 2004 gains were due to the sale of the Company’s port of Folkestone.

Equity Investment Income in GE SeaCo

Equity earnings in GE SeaCo for the three months ended September 30, 2005 decreased by $2,552,000, a 29.8% decrease over the same period in 2004. This decrease in earnings in GE SeaCo was mainly due to increased interest costs arising from higher interest rates on floating rate debt.

Operating (Loss) Income

Consolidated operating loss for the three months ended September 30, 2005 increased by $54,806,000 to $14,118,000 as compared to operating income of $40,688,000 for the same period in 2004. This increase in consolidated operating loss was mainly due to a downturn in the performance of Ferry operations, and the effects of the bombings and attempted bombing in London, on July 7, 2005 on the Company’s Rail operations.

Interest Expense

Consolidated interest expense for the three months ended September 30, 2005 increased by $300,000, a 1.5% increase over the same period in 2004, due to interest rate increases on floating rate debt.

Cash interest paid for the three months ended September 30, 2005 decreased by 6.4% to $16,529,000, as compared to $17,651,000 for the three months ended September 30, 2004.

Income Tax Expense

For the three months ended September 30, 2005, income tax expense decreased $2,820,000 to $5,573,000 as compared with $8,393,000 for the same period in 2004.

The decrease in other foreign deferred income tax expense for the three months ended September 30, 2005 was due to a reduction in earnings in Rail and Ferry operations.

Income tax expense for the three months ended September 30, 2005 and 2004 is composed of the following (in thousands):

	For the Three Months Ended
	September 30, 2005	September 30, 2004

U.S. income tax	$—	$10
Other foreign income tax	495	810
Deferred U.S. income tax	30	121
Deferred foreign income tax	5,048	7,452
Total	$5,573	$8,393

Share of Income from Equity Investments

Share of income from SCL’s equity investments (other than GE SeaCo) for the three months ended September 30, 2005 decreased by $960,000, a 17.8% decrease over the same period in 2004. The decrease was due to the Company’s disposal of OEH shares in March 2005, reducing the Company’s equity shareholding in OEH from 42% to 25%, offset by higher underlying earnings.

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

Nine months ended September 30, 2005 and 2004 (in thousands):

	For the Nine Months Ended September 30,			Foreign Exchange	Net
	2005	2004	Variance	Element	Variance

Revenue	$1,295,564	$1,297,903	$(2,339)	$22,440	$(24,779)

Operating costs	(1,050,889)	(994,926)	(55,963)	(17,236)	(38,727)
Selling, general & administrative	(197,504)	(180,880)	(16,624)	(3,074)	(13,550)
Other charges	(19,216)	—	(19,216)	—	(19,216)
Depreciation & amortization	(89,341)	(86,828)	(2,513)	(1,060)	(1,453)
Total costs & expenses	(1,356,950)	(1,262,634)	(94,316)	(21,370)	(72,946)

(Loss) gain on sale of assets	(3,633)	5,732	(9,365)	—	(9,365)
Equity investment income in GE SeaCo	19,891	23,696	(3,805)	—	(3,805)
Operating (loss) income	(45,128)	64,697	(109,825)	1,070	(110,895)

Other (expense) income
Interest income	2,968	2,511	457	—	457
Loss on extinguishment of debt	(234)		(234)		(234)
Interest expense	(64,212)	(62,417)	(1,795)	—	(1,795)
Gain on sale of OEH shares	41,099	—	41,099	—	41,099
(Loss) income before tax	(65,507)	4,791	(70,298)	1,070	(71,368)
Income tax expense	(1,230)	(4,893)	3,663	—	3,663
Share of income from equity investments, net of tax	8,189	8,981	(792)		(792)
Net (loss) income	(58,548)	8,879	(67,427)	1,070	(68,497)
Preferred share dividends	(377)	(816)	439	—	439
Net (loss) income on class A and B common shares	$(58,925)	$8,063	$(66,988)	$1,070	$(68,058)

 Revenue

Consolidated revenue for the nine months ended September 30, 2005 decreased by $2,339,000, a 0.2% decrease over the same period in 2004.  After adjusting for the impact of foreign exchange movements, consolidated revenue decreased by 1.9%. The decrease in consolidated revenues was due to the closure of two U.K. ferry routes which operated in 2004, lower passenger volumes on the core ferry routes as a result of increased competitive pressures from other ferry operators, Eurotunnel and low price airlines. These were offset by the growth in Rail operations passenger volume and increased revenue in Container operations due to the Owens Group acquisition.

Operating Costs

Consolidated operating costs for the nine months ended September 30, 2005 increased by $55,963,000, a 5.6% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated operating costs increased by 3.9%. The increase in consolidated operating costs was due to increased fuel costs in Ferry operations, higher costs associated with the new GNER franchise agreement, performance and track access regime changes and increased fuel prices in the Rail operation, and additional costs in Container operations due to the acquisition of the Owens Group.

Selling, General and Administrative

Consolidated selling, general and administrative expenses for the nine months ended September 30, 2005 increased by $16,624,000, a 9.2% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated selling, general and administrative expenses increased by 7.5%. The increase in consolidated selling, general and administrative expenses was due to additional costs in Container operations due to the acquisition of the Owens Group, higher charges on the settlements of the prior rail franchise, and higher corporate costs due to SCL’s ongoing dispute with GE Capital over the GE SeaCo joint venture.

Other Charges

During the third quarter of 2005, the Company assessed the recoverability of the carrying value of two vessels in its Ferry Operations, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The two vessels, SeaCat France and SeaCat Scotland, are sister ships and the only two vessels of their size and class in the fleet. The review for impairment was triggered by a combination of two events., namely the inability to charter the vessels in 2005, and negotiations for the sale of one of the vessels indicating that book value was in excess of market value.

As a result of this review, the Company has recognized impairment losses on both vessels in the amount of $19,216,000 as of September 30, 2005.  These losses reflect the amounts by which the carrying values of these two vessels exceed their estimated fair values based upon current market prices of vessels comparable in size, age and capacity. The total impairment loss is recorded as a component of operating expenses within other charges on the consolidated financial statements for the three and nine months ended September 30, 2005.

Depreciation and Amortization

Consolidated depreciation and amortization expense for the nine months ended September 30, 2005, increased by $2,513,000 a 2.9% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, consolidated depreciation and amortization expense increased by 1.7%.

(Loss) Gain on Sale of Assets

Loss on sale of assets for the nine months ended September 30, 2005 increased by $9,365,000 to $3,633,000 as compared with a gain in the amount of $5,732,000 for the same period in 2004.  Losses were attributable to the disposal of container assets, partially offset by a gain on land sale, and the gain in 2004 was due to the sale of the port of Folkestone.

Equity Investment Income in GE SeaCo

Equity earnings in GE SeaCo for the nine months ended September 30, 2005 decreased by $3,805,000, a 16.1% decrease over the same period in 2004. The decrease in earnings in GE SeaCo was due to increased interest costs from higher interest rates on floating rate debt.

Operating (Loss) Income

Consolidated operating loss for the nine months ended September 30, 2005 increased by $109,825,000 to $45,218,000 as compared to an operating income in the amount of $64,697,000 for the same period in 2004. This decrease in consolidated operating loss was due to lower passenger volumes on key ferry routes, higher fuel costs, additional refit costs, layup costs and an impairment loss, and charges in Rail operations connected with the previous franchise, and higher Corporate costs due to the ongoing dispute with GE Capital over the GE SeaCo joint venture.

Interest Expense

Consolidated interest expense for the nine months ended September 30, 2005 increased by $1,795,000, a 2.9% increase over he same period in 2004.

Cash interest paid for the nine months ended September 30, 2005 increased by 0.3% to $60,088,000, as compared to $59,927,000 for the nine months ended September 30, 2004.

Income Tax Expense

For the nine months ended September 30, 2005, income tax expense decreased by $3,663,000 to approximately $1,230,000, as compared with an income tax expense of $4,893,000 for the same period in 2004.

Other foreign income tax includes a charge of $2,955,000 in respect of SCL’s activities in the United Kingdom. Foreign deferred income tax benefit in 2005 includes a $6,000,000 benefit in respect of net operating losses and a reduction in certain deferred tax liabilities related to the Silja operations where it is thought more likely than not that the benefits associated with the asset will be realized in the future.

Income tax expense (benefit) for the nine months ended September 30, 2005 and 2004 is composed of the following (in thousands):

	For the Nine Months Ended
	September 30, 2005	September 30, 2004

U.S. income tax	$(13)	$44
Other foreign income tax	4,678	2,490
Deferred U.S. income tax	303	62
Deferred foreign income tax	(3,738)	2,297
Total	$1,230	$4,893

Share of Income from Equity Investments

Share of income from equity investments (other than GE SeaCo) for the nine months ended September 30, 2005 decreased by $792,000, an 8.8% decrease over the same period in 2004. The decrease was due to the Company’s disposal of OEH shares in March 2005, reducing the Company’s equity shareholding in OEH from 42% to 25%.

Foreign Currency Translation

The principal operating functional currencies of SCL’s subsidiaries are the U.K. pound sterling and the euro, while its reporting currency is the U.S. dollar. The assets and liabilities of the Company’s subsidiaries have been translated using the exchange rates in effect at the balance sheet dates, and revenues and expenses have been translated at the weighted average rates for the respective periods. SCL’s financial results will continue to be affected by changes in foreign currency translation, since SCL has various functional currencies such as the euro and U.K. pound sterling but it reports in U.S. dollars.

Segment Analysis of Consolidated Results of Operations

SCL’s business activities are managed through four main reporting segments.

•                  Ferry Operations are primarily in the Baltic Sea, English Channel and New York harbor.

•                  Rail Operations are rail transport services through GNER in Great Britain.

•                  Container Operations are marine cargo container leasing (principally through the GE SeaCo joint venture) to liner ship operators, road and rail operators, forwarders and exporters located throughout the world and the services which support these activities, including the manufacture and repair of container equipment.

•                  Other Operations include the Corinth Canal, real estate development, perishable commodity production and sales, and publishing activities.

SCL’s segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The main factor the Company uses to identify its four main segments is the similarity of the products and services provided. Segment performance is evaluated based upon operating income (loss) before net finance costs, non-recurring charges, and income taxes.

On November 3, 2005, the Company announced measures to restructure its Ferry operations, which was approved by the Board of Directors on November 2, 2005. The restructuring plan will be accounted for under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 144, Accounting for Impairment or Disposal of Long- Lived Assets.  The plan encompassed a review of the entire ferry business with planned sales of one or more operations, sale or charter of certain vessels, redeployment of vessels to other markets, upgrading of vessels in key markets to increase their profitability, and job-related staff reductions. The restructuring costs will consist of employee termination and lease termination costs as well as vessel impairments.

Three months ended September 30, 2005 and 2004

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

The results of the Ferry operations segment are summarized below (in thousands):

	For the Three Months Ended September 30,			Foreign Exchange	Net
	2005	2004	Variance	Element	Variance

Silja:
Revenue	$187,197	$181,940	$5,257	$477	$4,780

Operating costs	(134,059)	(124,943)	(9,116)	(693)	(8,423)
Selling, general & administrative	(21,652)	(24,365)	2,713	(187)	2,900
Depreciation & amortization	(11,449)	(11,389)	(60)	(86)	26
Total costs & expenses	(167,160)	(160,697)	(6,463)	(966)	(5,497)

Operating income	$20,037	$21,243	$(1,206)	$(489)	$(717)

Other:
Revenue	$25,934	$44,003	$(18,069)	$67	$(18,136)

Operating costs	(23,757)	(36,889)	13,132	(306)	13,438
Selling, general & administrative	(10,305)	(8,555)	(1,750)	(84)	(1,666)
Other charges	(19,216)	—	(19,216)	—	(19,216)
Depreciation & amortization	(2,170)	(2,737)	567	(45)	612
Total costs & expenses	(55,448)	(48,181)	(7,267)	(435)	(6,832)

Operating (loss)	$(29,514)	$(4,178)	$(25,336)	$(368)	$(24,968)

Revenue

Silja revenue for the three months ended September 30, 2005 increased by $5,257,000, a 2.9% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja revenue increased 2.6% over the same period in 2004.  Although changing market conditions continue to adversely affect Silja’s results, revenue for the three months ending September 2005, increased due to the charter of the Finnjet and higher passenger volumes.

Other ferry revenue for the three months ended September 30, 2005 decreased by $18,069,000, a 41.1% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Other ferry revenue decreased 41.2% over the same period in 2004. This decrease was principally due to the closure of the Belfast-Troon and Newhaven-Dieppe routes following the 2004 season, resulting in a decrease in revenue of $16,086,000. Passenger volumes increased on Dover-Calais, but yields were lower due to price competition, and revenue decreased by $1,365,000. Charter hire was lower by $618,000.

Operating Costs

Silja operating costs for the three months ended September 30, 2005 increased by $9,116,000, a 7.3% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, Silja’s operating expenses increased 6.7% over the same period in 2004. This increase in operating expense was primarily due to an increase in fuel costs of $7,339,000.

Other ferry operating costs for the three months ended September 30, 2005 decreased by $13,132,000, a 35.6% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Other ferry operating expenses decreased 36.4% over the same period in 2004. This decrease in operating expenses was due to a $12,940,000 reduction following the closure of the Belfast-Troon and Newhaven-Dieppe routes. In addition, fuel costs increased by $995,000 partially offset by lower charter operating costs.

Selling, General and Administrative

Silja’s selling, general and administrative expenses for the three months ended September 30, 2005 decreased by $2,713,000, an 11.1% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja’s selling, general and administrative expenses decreased 11.9% over the same period in 2004. This decrease compared to prior year was due to marketing costs being incurred later in the year in 2004.

Other ferry selling, general and administrative expenses for the three months ended September 30, 2005 increased by $1,750,000, a 20.5% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, Other ferry selling, general and administrative expenses increased by 19.5% over the same period in 2004 due to provisions for tax and lease termination disputes, and increased pension costs, partly offset by reductions due to the closure of the Belfast-Troon and Newhaven –Dieppe routes.

Other Charges

During the third quarter of 2005, the Company assessed the recoverability of the carrying value of two vessels in its Ferry Operations, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The two vessels, SeaCat France and SeaCat Scotland, are sister ships and the only two vessels of their size and class in the fleet. The review for impairment was triggered by a combination of two events, namely the inability to charter the vessels in 2005, and negotiations for the sale of one of the vessels indicating that book value was in excess of market value.

As a result of this review, the Company has recognized impairment losses on both vessels in the amount of $19,216,000 as of September 30, 2005.  These losses reflect the amounts by which the carrying values of these two vessels exceed their estimated fair values based upon current market prices of vessels comparable in size, age and capacity. The total impairment loss is recorded as a component of operating expenses within other charges on the consolidated financial statements for the three and nine months ended September 30, 2005.

Depreciation and Amortization

Silja and Other ferry depreciation and amortization expense for the three months ended September 30, 2005 were broadly in line with the same period in 2004.

Operating Income (Loss)

Silja’s operating income for the three months ended September 30, 2005 decreased by $1,206,000 to an operating income of $20,037,000, compared to operating income in 2004 of $21,243,000. This reduction in Silja’s operating income is primarily due to increased fuel costs of $7,339,000. However, excluding the effect of fuel costs, operating income increased by $6,133,000 due to revenue improvements.

Other ferry operating loss for the three months ended September 30, 2005 increased by $25,336,000 to $29,514,000 compared to an operating loss of $4,178,000 for the same period in 2004. This increase in Other ferry operating loss is due to lower yields, increased fuel costs, increased personnel costs and an impairment charge.

Rail Operations:

SCL provides, through its Rail operations segment, passenger rail transportation services in the United Kingdom between London and Scotland, operating the InterCity East Coast main line rail services under the name Great North Eastern Railway or “GNER”. The GNER franchise was renewed in March 2005 over a seven-year term, with a three-year extension. The new franchise will expire in April 2015. SCL is also a 71% shareholder in the joint venture company Great South Eastern Railway Ltd (“GSER”) with MTR Corporation of Hong Kong (29% shareholder), which has submitted a bid for the Integrated Kent commuter rail franchise.  SCL expects that the final decision on the bidding process will be announced soon.

The results of the Rail operations segment are summarized below (in thousands):

	For the Three Months Ended September 30,			Foreign Exchange	Net
	2005	2004	Variance	Element	Variance

Revenue	$203,917	$224,945	$(21,028)	$4,261	$(25,289)

Operating costs	(188,527)	(185,984)	(2,543)	(3,452)	909
Selling, general & administrative	(19,779)	(25,131)	5,352	(443)	5,795
Depreciation & amortization	(3,189)	(3,242)	53	(124)	177
Total costs & expenses	(211,495)	(214,357)	2,862	(4,019)	6,881

Operating (loss) income	$(7,578)	$10,588	$(18,166)	$242	$(18,408)

Revenue

Revenue for the three months ended September 30, 2005 decreased by $21,028,000, a 9.4% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, revenue decreased 11.2% over the same period in 2004.   Passenger revenue has been adversely affected in the quarter by the bombings and attempted bombings in London in July 2005. There has been improvement with the return of business travelers after the summer break, but yield continues to be low as discounted tickets are used in order to encourage passengers back onto the trains.

Operating Costs

Operating costs for the three months ended September 30, 2005 increased by $2,543,000, a 1.4% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, operating expenses are in line with the same period in 2004.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2005 decreased by $5,352,000, a 21.3% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, selling, general and administrative expenses decreased 23.1% over the same period in 2004.  The decrease is due to charges in 2004, which related to the settlement with the SRA of $3,400,000.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2005 decreased by $53,000, a 1.6% decrease over the same period in 2004.  After adjusting for the impact of foreign exchange movements, depreciation and amortization decreased 5.5% over the same period in 2004.

Operating (Loss) Income

Operating loss for the three months ended September 30, 2005 decreased by $18,166,000 compared to a gain of $10,588,000 in the same period in 2004. This decrease was due to the shortfall in passenger revenue caused by the London bombings in July 2005.

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

The results of the Container operations segment are summarized below (in thousands):

	For the Three Months Ended September 30,
	2005	2004	Variance

Revenue	$33,464	$36,041	$(2,577)

Operating costs	(15,895)	(19,063)	3,168
Selling, general & administrative	(1,660)	(1,356)	(304)
Depreciation & amortization	(10,870)	(11,160)	290
Total costs & expenses	(28,425)	(31,579)	3,154

Loss on sale of assets	(1,863)	—	(1,863)
Equity investment income in GE SeaCo	6,021	8,573	(2,552)

Operating income	$9,197	$13,035	$(3,838)

Revenue

Revenue for the three months ended September 30, 2005 decreased by $2,577,000, a 7.2% decrease over the same period in 2004. This decrease was due to the reduction in manufacturing revenue for new containers for GE SeaCo in the amount of $4,100,000, partially offset by the effect of the Owens Group doing business through the full period of $700,000.

Operating Costs

Operating costs for the three months ended September 30, 2005 decreased by $3,168,000, a 16.6% decrease over the same period in 2004. This decrease was due to the reduction in manufacturing costs of $3,600,000 due to less containers being manufactured, partially offset by the effect of the Owens Group doing business through the full period.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2005 were in line with the same period in 2004.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2005 remained level with the same period in 2004.

Loss on Sale of Assets

Loss on sale of assets for the three months ended September 30, 2005 increased by $1,863,000 compared with no gain or loss incurred during the same period in 2004. This increase was due to containers sold during the quarter.

Equity Investment in GE SeaCo

For the three months ended September 30, 2005, SCL’s equity investment earnings in GE SeaCo decreased by $2,552,000, a 29.8% decrease over the same period 2004. This decrease was due to increased depreciation and interest costs.

The GE SeaCo-owned fleet maintained a high utilization during the third quarter of 2005, with a utilization rate of 98% (99% in the same period 2004). GE SeaCo’s owned fleet revenue increased by $8,309,000, a 22.1% increase from the same period in 2004 due to the increased size of the fleet.

SCL’s share of earnings from GE SeaCo is sensitive to fluctuations in interest rates as the costs of financing are included in SCL’s return. GE SeaCo’s outstanding debt at September 30, 2005 was $847,630,000 at a weighted average interest rate of 4.96%, of which $200,000,000 has been fixed at an average of 4.11% for five years since July 2004.  At September 30, 2004, the outstanding debt was $638,332,000 at a weighted average interest rate of 2.77%, none of which was at fixed rate.

Operating Income

Operating income for the three months ended September 30, 2005 decreased by $3,838,000, a 29.4% decrease over the same period in 2004. This decrease in operating income was due to reductions in contributions on GE SeaCo’s owned fleet of $2,552,000 and losses on disposal of container assets of $1,863,000. This was partly offset by an increase contribution on SCL’s owned of $577,000.

Other Operations:

Through the Other operations segment, SCL provides services, which include operation of the Corinth Canal, property management, fruit farming, travel related services and publishing activities.

The results of the Other operations segment are summarized below (in thousands):

	For the Three Months Ended September 30,
	2005	2004	Variance

Revenue	$5,455	$5,307	$148

Operating costs	(2,710)	(2,815)	105
Selling, general & administrative	(3,104)	(2,761)	(343)
Depreciation & amortization	(330)	(361)	31
Total costs & expenses	(6,144)	(5,937)	(207)

Gain on sale of assets	192	5,732	(5,540)
Operating (loss) income	$(497)	$5,102	$(5,599)

Revenue

Revenue for the three months ended September 30, 2005 increased by $148,000, a 2.8% increase over the same period in 2004. This increase was due to greater production from fruit farming.

Operating Costs

Operating costs for the three months ended September 30, 2005 decreased by $105,000, a 3.7% decrease over the same period in 2004.  This decrease was due to reduced costs of publications, partially offset by increased production costs from fruit farming activities.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2005 increased by $343,000, a 12.4% increase over 2004. This increase was due to higher allocated central overheads and costs incurred for the sale of land in Texas during 2005.

Depreciation and Amortization

Deprecation and amortization for the three months ended September 30, 2005 decreased by $31,000, a 8.6% decrease over the same period in 2004.

Gain on Sale of Assets

Gain on sale of assets for the three months ended September 30, 2005 decreased by $5,540,000. This decrease was due to the sale of the port of Folkestone in 2004 of $5,732,000, offset by profit on sale of land in Texas of $192,000.

Operating (Loss) Income

Operating (loss) for the three months ended September 30, 2005 increased by $5,599,000 to $497,000 compared with an operating income of $5,102,000 in the same period in 2004. This was due to the sale of the port of Folkestone in 2004.

Corporate Costs:

Corporate costs are summarized below (in thousands):

	For the Three Months Ended September 30,
	2005	2004	Variance

Revenue	$—	$—	$—

Operating costs	—	—	—
Selling, general & administrative	(5,763)	(5,102)	(661)
Depreciation & amortization	—	—	—
Total costs & expenses	(5,763)	(5,102)	(661)

Operating loss	$(5,763)	$(5,102)	$(661)

Corporate costs for the three months ended September 30, 2005 increased by $661,000, a 13.0% increase over the same period in 2004. This increase was primarily due to professional fees in connection with SCL’s dispute with GE Capital SCL’s dispute with GE Capital over its 50/50 joint venture GE SeaCo in the amount of $270,000, and increased public company expenses of $200,000.

Nine months ended September 30, 2005, and 2004

Ferry Operations:

The results of the Ferry operations segment are summarized below (in thousands):

	For the Nine Months Ended September 30,			Foreign Exchange	Net
	2005	2004	Variance	Element	Variance
Silja:
Revenue	$467,930	$481,010	$(13,080)	$13,889	$(26,969)

Operating costs	(358,210)	(348,521)	(9,689)	(10,201)	512
Selling, general & administrative	(74,354)	(70,830)	(3,524)	(2,045)	(1,479)
Depreciation & amortization	(35,679)	(33,427)	(2,252)	(891)	(1,361)
Total costs & expenses	(468,243)	(452,778)	(15,465)	(13,137)	(2,328)

Operating (loss) income	$(313)	$28,232	$(28,545)	$752	$(29,297)

Other:
Revenue	$49,935	$78,774	$(28,839)	$1,590	$(30,429)

Operating costs	(59,308)	(74,540)	15,232	(1,326)	16,558
Selling, general & administrative	(24,599)	(18,275)	(6,324)	(273)	(6,051)
Other charges	(19,216)	—	(19,216)	—	(19,216)
Depreciation & amortization	(7,050)	(7,694)	644	(73)	717
Total costs & expenses	(110,173)	(100,509)	(9,664)	(1,672)	(7,992)

Operating loss	$(60,238)	$(21,735)	$(38,503)	$(82)	$(38,421)

Revenue

Silja revenue for the nine months ended September 30, 2005 decreased by $13,080,000, a 2.7% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja’s revenue decreased 5.6% over the same period in 2004. The decreased in Silja revenue was due to the layup of the Finnjet vessel from January to April 2005, which resulted in lower revenue in the amount of $18,900,000. The Finnjet vessel has subsequently been chartered to FEMA, for seven months with options to extend, for use after hurricane Katrina damage in New Orleans.

Other ferry revenue for the nine months ended September 30, 2005 decreased by $28,839,000, a 36.6% decrease compared to the same period 2004. After adjusting for the impact of foreign exchange movements, Other ferry revenue decreased 38.6% over the same period in 2004. This decrease in Other ferry revenue was due to the closure of the Belfast-Troon and Newhaven-Dieppe routes in 2004 resulting in a loss of revenue of $27,395,000. Yields on the Dover-Calais route were lower because of increased competition, but this was partly offset by growth in passenger volumes. The Company has decided to discontinue operations on this route in November of 2005. SeaStreak revenues were $726,000 higher in 2005 than 2004 which was adversely affected winter icing conditions.

Operating Costs

Silja operating costs for the nine months ended September 30, 2005 increased by $9,689,000, a 2.8% increase compared to the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja’s operating expenses decreased by 0.1% over the same period in 2004. Fuel costs increased by $12,939,000 but this was offset by lower sea personnel costs due to an increase in state aid from the Finnish government.

Other ferry operating costs for the nine months ended September 30, 2005 decreased by $15,232,000, a 20.4% decrease over the same period in 2004. After adjusting for the impact of foreign exchange movements, Other ferry operating expenses decreased by 22.2% over the same period in 2004.  This decrease was due to closure of the Belfast-Troon and Newhaven-Dieppe routes in 2004, partially offset by increased fuel costs of $2,449,000 and $4,000,000 of additional refit costs.

Selling, General and Administrative

Silja selling, general and administrative expenses for the nine months ended September 30, 2005 increased by $3,524,000, a 5.0% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, Silja’s selling, general and administrative expenses increased by 2.1% over the same period in 2004 This increase was due to marketing costs being incurred later in the year in 2004.

Other ferry selling, general and administrative expenses for the nine months ended September 30, 2005 increased by $6,324,000, a 34.6% increase over the same period in 2004. After adjusting for the impact of foreign exchange movements, Other ferry selling, general and administrative expenses increased by 33.1% over the same period in 2004. This increase was due to higher central overheads; lease termination payments and higher pension costs in the amount of $5,444,000.

Other Charges

During the third quarter of 2005, the Company assessed the recoverability of the carrying value of two vessels in its Ferry Operations, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The two vessels, SeaCat France and SeaCat Scotland, are sister ships and the only two vessels of their size and class in the fleet. The review for impairment was triggered by a combination of two events., namely the inability to charter the vessels in 2005, and negotiations for the sale of one of the vessels indicating that book value was in excess of market value.

As a result of this review, the Company has recognized impairment losses on both vessels in the amount of $19,216,000 as of September 30, 2005.  These losses reflect the amounts by which the carrying values of these two vessels exceed their estimated fair values based upon current market prices of vessels comparable in size, age and capacity. The total impairment loss is recorded as a component of operating expenses within other charges on the consolidated financial statements for the three and nine months ended September 30, 2005.

Depreciation and Amortization

Silja and Other ferry depreciation and amortization expenses for the nine months ended September 30, 2005 was broadly in line with the same period in 2004.

Operating (Loss) Income

Silja’s operating (loss) for the nine months ended September 30, 2005, increased by $28,545,000 to an operating loss of $313,000 compared to an operating income in 2004 of $28,232,000. This decrease in operating income was due to the changing market conditions which continue to adversely affect Silja’s results, including higher fuel prices, lower passenger volumes and ticket prices on the core Helsinki and Turku routes, together with further pressure from the competition due to increased capacity on a number of key routes.

Other ferry operating (loss) for the nine months ended September 30, 2005 increased by $38,503,000, to $60,238,000, compared to an operating loss in 2004 of $21,735,000. This increase in operating loss was due to increased fuel costs, additional refit costs, layup costs and an impairment loss. SeaStreak results have been adversely affected by the high cost of fuel, which has resulted in the closure of one of the routes in November, and the introduction of a fuel surcharge.

Rail Operations:

The results of the Rail operations segment are summarized below (in thousands):

	For the Nine Months Ended September 30,			Foreign Exchange	Net
	2005	2004	Variance	Element	Variance

Revenue	$653,676	$633,411	$20,265	$6,961	$13,304

Operating costs	(566,817)	(519,423)	(47,394)	(5,708)	(41,686)
Selling, general & administrative	(64,379)	(68,733)	4,354	(755)	5,109
Depreciation & amortization	(12,286)	(11,234)	(1,052)	(95)	(957)
Total costs & expenses	(643,482)	(599,390)	(44,092)	(6,558)	(37,534)

Operating income	$10,194	$34,021	$(23,827)	$403	$(24,230)

Revenue

Revenue for the nine months ended September 30, 2005 increased by $20,265,000, a 3.2% increase from the same period in 2004.  After adjusting for the impact of foreign exchange movements, revenue increased 2.1% over the same period in 2004.  Revenue rose by 10.0% in the first six months of the year, but fell in the third quarter as a result of the bombings in London in July 2005.

Operating Costs

Operating costs for the nine months ended September 30, 2005 increased by $47,394,000, a 9.1% increase over the same period in 2004.  After adjusting for the impact of foreign exchange movements, operating expense increased 8.0% over the same period in 2004. This increase was due to charges in the first four months of 2005 in connection with a franchise payment to the SRA relating to the franchise agreement that expired on April 30, 2005. Compensation payments received from Network Rail have been reduced since 2004 due to a combination of less favorable changes to the performance regime with Network Rail in the new franchise agreement, and improved network performance.  Franchise payment changes, which took effect at the start of the new franchise in May 2005, have resulted in increased costs. Cost of diesel fuel has also increased over 2004 pricing levels.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2005 decreased by $4,354,000, a 6.3% decrease over 2004. After adjusting for the impact of foreign exchange movements, selling, general and administrative expenses decreased 7.4% over the same period in 2004. This reduction in costs was due to a non-recurring charge in 2004 relating to the settlement with the SRA.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2005 increased by $1,052,000, a 9.4% increase over 2004.  After adjusting for the impact of foreign exchange movements, depreciation and amortization expense increased 8.5% over the same period in 2004.

Operating Income

Operating income for the nine months ended September 30, 2005 decreased by $23,827,000, a 70.0% decrease over the same period in 2004. The decrease in operating income was due to lower revenue caused by the impact of the London bombings in July 2005, and the less favorable changes in franchise payments and in the performance and track access regimes since the commencement of the new franchise agreement.

Container Operations:

The results of the Container operations segment are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2005	2004	Variance

Revenue	$106,628	$88,335	$18,293

Operating costs	(57,775)	(43,921)	(13,854)
Selling, general & administrative	(4,765)	(1,093)	(3,672)
Depreciation & amortization	(33,398)	(33,492)	94
Total costs & expenses	(95,938)	(78,506)	(17,432)

Loss on sale of assets	(3,825)	—	(3,825)
Equity investment income in GE SeaCo	19,891	23,696	(3,805)

Operating income	$26,756	$33,525	$(6,769)

Revenue

Revenue for the nine months ended September 30, 2005 increased by $18,293,000, a 20.7% increase over the same period in 2004. The increase is due to acquisition of Owens Group, the container depot, and services and logistics operations, in July 2004. This accounts for $19,700,000 of the increase, with additional revenues from other depots further improving the revenue figure by $1,000,000. These improvements are partially offset by the reduction in the manufacture and sale of new containers of $2,600,000.

Operating Costs

Operating costs for the nine months ended September 30, 2005 increased by $13,854,000, a 31.5% increase over the same period in 2004. This increase was due to the acquisition of the Owens Group in July 2004 amounting to $16,900,000, offset by decreased costs due to less containers being manufactured in the amount of $1,900,000.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2005 increased by $3,672,000 over the same period 2004. This increase was due higher costs from the acquisition of the Owens Group in July 2004.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2005 remained level with the same period in 2004.

Loss on Sale of Assets

Loss on sale of container assets for the nine months ended September 30, 2005 increased by $3,825,000 over the same period 2004. This increase was due to losses sustained on containers assets sold during the nine months ended September 30, 2005.

Equity Investment in GE SeaCo

For the nine months ended September 30, 2005, SCL’s equity investment earnings in GE SeaCo decreased by $3,805,000, a 16.1% decrease over the same period 2004. This decrease was due to increased depreciation and interest costs.

The GE SeaCo owned fleet has maintained a high utilization during 2005, with an average utilization rate of 98% (99% in the same period 2004). GE SeaCo revenue rose by $31,360,000, a 30.8% increase in the nine months ended September 30, 2005, compared to $101,714,000 for the same period in 2004.

SCL’s share of earnings from GE SeaCo is sensitive to fluctuations in interest rates as the costs of financing are included in SCL’s return. GE SeaCo’s outstanding debt at September 30, 2005 was $847,630,000 at a weighted average interest rate of 4.96%, of which $200,000,000 has been fixed at an average of 4.11% for five years since July 2004.  At September 30, 2004, the outstanding debt was $638,332,000 at a weighted average interest rate of 2.77%, none of which was at fixed rate. Accelerated depreciation for the three and nine months ended September 30, 2005 impacted earnings by $5,600,000 and $1.900.000, respectively.

Operating Income

Operating income for the nine months ended September 30, 2005 decreased by $6,769,000, a 20.2% decrease over the same period in 2004. This decrease in operating income was due to reductions in contributions on GE SeaCo’s owned fleet of $3,805,000, and losses on disposal of container assets of $3,825,000. This was partly offset by an increased contribution on SCL’s existing fleet of $861,000.

Other Operations:

The results of the Other operations segment are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2005	2004	Variance

Revenue	$17,395	$16,373	$1,022

Operating costs	(8,779)	(8,521)	(258)
Selling, general & administrative	(9,990)	(8,478)	(1,512)
Depreciation & amortization	(928)	(981)	53
Total costs & expenses	(19,697)	(17,980)	(1,717)

Gain on sale of assets	192	5,732	(5,540)
Operating (loss) income	$(2,110)	$4,125	$(6,235)

Revenue

Revenue for the nine months ended September 30, 2005, increased by $1,022,000 a 6.2% increase over the same period in 2004. This increase was due to improved production from both the grape farm and banana plantation operations of $1,425,000 as a result of better weather conditions in 2005. This is partially offset by reduced revenue following the sale of the Port of Folkestone in August 2004.

Operating Costs

Operating costs for the nine months ended September 30, 2005 increased by $258,000, a 3.0% increase over the same period in 2004. This increase was due to increased costs from the fruit farming operations of $946,000, partially offset by savings generated from the sale of the Port of Folkestone of $573,000.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2005 increased by $1,512,000, a 17.8% increase over 2004. This increase was mainly related to higher allocated central overheads of $599,000, higher costs in publishing of $407,000 and fruit farming costs of $204,000.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2005 reduced by $53,000, a 5.4% decrease over the same period in 2004. This decrease was due to reduced allocation of central depreciation costs of $205,000 and reduced costs following the sale of the Port of Folkestone sale of $116,000, partially offset by increased charges due to new capital expenditures at the grape farm of $196,000.

Gain on Sale of Assets

Gain on sale of assets for the nine months ended September 30, 2005 decreased by $5,540,000 over the same period in 2004. This decrease was due to the sale of the port of Folkestone in 2004 of $5,732,000, offset by the profit on sale of land in Texas of $192,000.

Operating Loss (Income)

Operating losses for the nine months ended September 30, 2005 increased by $6,235,000 to $2,110,000 as compared to operating income of $4,125,000 in 2004. This was a result of the sale of the port of Folkestone in 2004 of $5,732,000.

Corporate Costs:

Corporate costs are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2005	2004	Variance

Revenue	$—	$—	$—

Operating costs	—	—	—
Selling, general & administrative	(19,417)	(13,471)	(5,946)
Depreciation & amortization	—	—	—
Total costs & expenses	(19,417)	(13,471)	(5,946)

Operating (loss)	$(19,417)	$(13,471)	$(5,946)

Corporate costs for the nine months ended September 30, 2005 increased by $5,946,000, a 44.1% increase over the same period in 2004. This increase was primarily due to additional professional fees and other costs in connection with SCL’s dispute with GE Capital over its 50/50 join venture GE SeaCo.

Liquidity and Capital Resources

At September 30, 2005, SCL’s cash balances totaled $83,059,000, excluding restricted cash. Additionally, there were undrawn working capital bank lines available in the amount of approximately $84,045,000.

In the first quarter of 2005, the Company sold 2,400,000 newly issued class A common shares at an average price of $17.10 per share realizing net cash proceeds of $40,636,000. The Company also sold 4,500,000 existing class A common shares in OEH at a net price of $24.20 per share yielding net cash proceeds of $108, 900,000. The proceeds were used for general corporate purposes.

On May 6, 2005, the Company’s $7.25 convertible cumulative preferred shares were redeemed at liquidation value at a total cash price of $15,000,000.

The Company redeemed on July 1, 2005 its 13% Senior Notes due 2006 at par in the aggregate principal amount of $22,475,000. The Company recorded a loss on redemption in the amount of $234,000.

Statement of Cash Flows

Nine months ended September 30, 2005 and 2004

For the nine months ended September 30, 2005, cash used in operating activities decreased to $43,367,000 from cash provided by operating activities of $15,424,000 for the nine months ended September 30, 2004. This decrease was due to a decline in operating income in Ferry operations which fell by $48,000,000 excluding $19,216,000 of non-cash impairment charges. For the nine months ended September 30, 2005, cash paid for interest, exclusive of amounts capitalized, increased to $60,088,000 from $59,227,000 during the same period in 2004. This increase was a direct result of higher interest rates.

For the nine months ended September 30, 2005, cash provided by investing activities was $73,211,000 compared with cash used in investing activities of $44,805,000 for the nine months ended September 30, 2004.  The cash provided by investing activities in the nine months ended September 30, 2005 includes $108,900,000 from the sale of OEH shares. Purchases of fixed assets were $37,820,000 for the nine months ended September 30, 2005, a decrease of $17,250,000 from the same period in 2004.

SCL’s capital expenditures consisted of the following (in thousands):

	For the Nine Months ended September 30,
	2005	2004

Ferry	$9,774	$40,956
Rail	5,013	9,230
Containers	20,605	1,444
Other	2,428	3,440
Total capital expenditures	$37,820	$55,070

Cash used in financing activities for the nine months ended September 30, 2005 was $69,936,000 compared to $65,579,000 for the same period in 2004. The Company made scheduled debt repayments of $106,643,000 during the nine months ended September 30, 2005, and redeemed $15,000,000 of preferred shares. In January and February 2005, the Company completed the registered public offering of 2,400,000 newly issued class A common shares, selling all the shares for net proceeds of approximately $22,475,000. Net drawings on working capital facilities for the nine months ended September 30, 2005 was $28,960,000.

Description of Outstanding Indebtedness

The terms of the significant notes and credit facilities issued by the Company and its subsidiaries as at September 30, 2005 are summarized below.

Debt Facilities

•                  In October 2004, SCL entered into a revolving credit facility with a group of banks secured by container equipment. The facility reduces as the container security depreciates. SCL may borrow on a revolving basis until October 2007, including with additions of new collateral, and must repay the balance outstanding at that date. Interest on the facility ranges from 2.25% to 2.75% over U.S. LIBOR. The principal amount outstanding is $61,375,000. This facility was amended in November 2005 to address potential covenant non-compliance. See Note 11 to the financial statements.

•                  In November 2003, the Company and Silja entered into amortizing term loan and revolving credit facility agreements with a syndicate of banks. The debt is secured through mortgages on certain Silja ships and interest on the facility ranges from 1.625% to 2.125% over EURIBOR. The term loan components of the facility amortize fully in 2008 and to a bullet repayment in 2010. The revolving facility is available through 2010. The principal amount outstanding is $413,349,000. These agreements were amended in October 2005 in anticipation of the approval by the SCL Board and announcement of the SCL’s Ferry Operations restructuring plan in early November. See Note 22 to the financial statements. The banks concerned have approved in principle the parts of the restructuring plan applying to Silja, and the amendments afford Silja relief from financial covenant compliance until June 2007 while SCL and Silja seek to implement the plan.

•                  In November 2004, SCL amended the terms of a revolving credit facility, originally entered into in 2003 with a syndicate of banks and increased the amount of the facility to $120,000,000. The facility is principally secured by the Company’s shares in OEH.  The facility is available for general corporate purposes and carries an interest rate of 2.5% above U.S. LIBOR. The facility matures in 2007. The principal amount outstanding is $55,000,000.

•                  In October 2002, a bankruptcy-remote subsidiary of the Company formed to facilitate asset securitization issued a senior note, which is non-recourse to the Company and its other subsidiaries. The senior note began its nine-year amortization schedule in October 2002 and, in January 2004, began early amortization requiring all net cash flow of the subsidiary to be used to pay down principal. In addition, the Company issued an effectively subordinated note, which began its five-year amortization period in October 2001 and was repaid in June 2005.  The overall interest rate is approximately 1.10% to 1.31% over LIBOR. The principal amount outstanding is $144,537,000.

Senior Notes

•                  10-3/4% Senior Notes Due October 2006 - The principal amount at maturity is $115,000,000. Interest is payable semi-annually.

•                  7 7/8% Senior Notes Due February 2008 - The principal amount at maturity is $149,800,000. Interest is payable semi-annually.

•                  12 1/2% Senior Notes Due December 2009 - The principal amount at maturity is $19,200,000. Interest is payable semi-annually.

•                  10-1/2% Senior Notes Due May 2012 - The principal amount at maturity is $103,000,000. Interest is payable semi-annually.

Recent Accounting Pronouncements

On July 12, 2005, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) No. 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence, interpreting APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This staff position provides that an investor’s proportionate share of an investee’s equity adjustments for “other comprehensive income” should be offset against the carrying value of the investment at the time significant influence is lost. At that time, an investor would reduce its investment account, to no less than zero, with any balance remaining reflected in income. The guidance in this FSP is to be applied to the first reporting period beginning after July 12, 2005. The Company is currently evaluating this FSP No. 18-1 and believes that the adoption of this FSP will not have any material affect on its financial statements.

On June 3, 2005, the FASB released SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its financial statements.

On March 30, 2005, the FASB released Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143.  FIN No. 47 addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN No. 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company does not expect the adoption of FIN No. 47 to have an impact on its financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment.  The new FASB rule requires that compensation cost relating to share-based payment transactions be recognized in financial statements. The cost of share-based payments will be measured based on the fair value of the equity or liability instruments issued. Under a rule issued by the Securities and Exchange Commission (“SEC”) in April 2005, SFAS No. 123(R) was amended and is now effective for public companies for annual, rather than interim periods that begin after January 1, 2006. In March 2005, the SEC also issued Staff Accounting Bulletin (“SAB”) No. 107, which summarizes the staff’s views regarding share-based payment arrangements for public companies. The Company is currently evaluating the impact of SFAS No. 123(R) and SAB No. 107 and does not expect the adoption of SFAS No. 123 (R) to have an impact on its financial statements.

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

The market risk relating to interest rates arises mainly from financing activities. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  As reported in Note 20(a) to the financial statements in the Company’s 2004 Form 10-K annual report, SCL entered into various interest rate swap agreements, including agreements which exchanged floating rate dollar debt for fixed rate dollar debt and floating rate euro debt for fixed rate euro debt.  These agreements expire over a period of one to seven years.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs would have increased by approximately $4,100,000 based on borrowings at September 30, 2005. The interest rates on substantially all SCL’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

Fuel is a significant operating expense for ferry operations.  As a result, an increase in the price of fuel has adversely affected profitability and may do so in the future.  SCL may purchase fuel forward at predetermined prices and may introduce fuel surcharges on passenger and vehicle fares in an effort to mitigate these increased costs.

The market risk relating to foreign currencies and fuel prices and their effects have not changed materially during the nine months ended September 30, 2005 from those described in the Company’s 2004 Form 10-K annual report.

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SCL recognizes derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To the extent that the derivative instrument is designated and considered to be effective as a cash flow hedge of an exposure to future changes in interest rates, foreign currency exchange rates and fuel market prices, the change in fair value of the instrument is deferred in other comprehensive income. Amounts recorded in other comprehensive income are reclassified to the income statement to match the corresponding cash flows on the underlying hedged transaction. Changes in fair value of any instrument not designated as a hedge or considered to be ineffective as a hedge are reported in earnings immediately.

ITEM 4. CONTROLS AND PROCEDURES

SCL’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of SCL’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2005.  As reported in Item 9A of the Company’s 2004 Form 10-K annual report, management identified a material weakness in SCL’s internal control over financial reporting as of December 31, 2004, and is addressing the weakness through a remediation plan.  Because this remediation plan has not been fully implemented, the Company’s chief executive and financial officers have concluded that SCL’s disclosure controls and procedures were not effective as of September 30, 2005.

In addition, SCL management with the Company’s chief executive and financial officers has concluded that there have been no changes in SCL’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, SCL’s internal control over financial reporting, except for the continuing implementation of the remediation plan referred to above which is intended to rectify during 2005 the material weakness in internal control over financial reporting that SCL’s management identified at December 31, 2004.

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

There has been no material development during the three months ended September 30, 2005 in the damage claim by Hoverspeed Ltd. against U.K. Customs & Excise as described in Note 19 to the financial statements in the Company’s 2004 Form 10-K report.

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

Dated: November 9, 2005

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

4.1         First Supplemental Agreement dated October 14, 2005 to Term Loan and Revolving Credit Facility Agreement dated November 5, 2003 among Silja Oy Ab, certain Silja subsidiaries and a syndicate of lending banks.

4.2         First Supplemental Agreement dated October 14, 2005 to Loan Facility Agreement dated November 5, 2003 among Sea Containers Ltd., Silja Oy Ab, certain Silja subsidiaries and a syndicate of lending banks.

31            Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32            Certifications of Chief Executive Officer and Chief Financial Officer pursuant 18 U.S.C Section 1350.